Form 10-K
period 2007-12-31
Tropicana Entertainment, LLC; Columbia Properties Vicksburg LLC; CP Laughlin Realty LLC; Tropicana Finance Corp; JMBS Casino LLC
filed 2008-07-23
CIK 1401300, 1404831, 1404834, 1404839, 1404940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-144239
Tropicana Entertainment, LLC
Tropicana Finance Corp.
CP Laughlin Realty, LLC
Columbia Properties Vicksburg, LLC
JMBS Casino LLC
(Exact name of Registrants as Specified in its Charter)

Delaware Delaware Delaware Mississippi Mississippi (State or Other Jurisdiction of Incorporation or Organization)	20-5319263 20-5654040 20-0109621 38-3680199 01-0586282 (I.R.S. Employer Identification Number)
740 Centre View Blvd., Crestview Hills, Kentucky 41017
(Address of Principal Executive Offices, including Zip Code)
(859) 669-1500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐      NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The issued and outstanding equity securities of Tropicana Finance Corp. are not publicly traded and are all owned by Tropicana Entertainment, LLC. There is no established public trading market for the capital stock of Tropicana Finance Corp., CP Laughlin Realty, LLC, Columbia Properties Vicksburg, LLC and JMBS Casino LLC. On July 14, 2008, 100 shares of the common stock of Tropicana Finance Corp. were outstanding.
Documents incorporated by reference (to the extent indicated herein):
None

Tropicana Entertainment, LLC
Tropicana Finance Corp.
CP Laughlin Realty, LLC
Columbia Properties Vicksburg, LLC
JMBS Casino LLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PAGE
PART I.

ITEM 1. BUSINESS	4
ITEM 1A. RISK FACTORS	16
ITEM 1B. UNRESOLVED STAFF COMMENTS	27
ITEM 2. PROPERTIES	27
ITEM 3. LEGAL PROCEEDINGS	29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

PART II.

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34
ITEM 6. SELECTED FINANCIAL DATA	34
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	64
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	65
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	65
ITEM 9A (T). CONTROLS AND PROCEDURES	66
ITEM 9B. OTHER INFORMATION	68

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	69
ITEM 11. EXECUTIVE COMPENSATION	72
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	75
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	76
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	83

PART IV.

ITEM 15. FINANCIAL STATEMENT SCHEDULES	84

EXHIBITS	85

SIGNATURES	99
Code of Ethics
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Governmental Regulations

INTRODUCTORY NOTE
On January 3, 2007, affiliates of Tropicana Entertainment, LLC (“Tropicana Entertainment” or the “Company”) acquired all of the outstanding equity interests in Aztar Corporation (“Aztar”) for approximately $2.1 billion in cash. In the corporate reorganization completed substantially concurrently with the acquisition, (i) Aztar became a wholly-owned subsidiary of Tropicana Entertainment and (ii) Tropicana Casinos and Resorts, Inc. (“Tropicana Casinos and Resorts” or “TCR”), Tropicana Entertainment’s ultimate parent company and predecessor, contributed five gaming properties to Tropicana Entertainment, but did not contribute to Tropicana Entertainment the assets relating to Tropicana Casinos and Resorts’ riverboat then located in New Orleans, Louisiana (currently docked in Amelia, Louisiana, having been redeployed in May 2007 following the completion of repairs to remedy damage caused by Hurricane Katrina in August 2005) (the “Amelia Belle Riverboat”), the gaming assets and operations at the Casuarina Las Vegas Casino (the “Casuarina”), a casino located in leased space in a hotel property managed by Columbia Sussex Corporation (“Columbia Sussex”) and owned by a subsidiary of Columbia Sussex, or the assets relating to Tropicana Pennsylvania, LLC (“Tropicana Pennsylvania”), a subsidiary of TCR formed to file an application to develop a gaming property in Pennsylvania’s Lehigh Valley gaming market at a site in Allentown, Pennsylvania. Tropicana Pennsylvania’s application to develop a gaming property in Allentown, Pennsylvania was ultimately not accepted. Columbia Sussex, an affiliate of Tropicana Entertainment, is controlled by Mr. William J. Yung III (who we refer to as Mr. William Yung), who indirectly holds all of the equity interests in Tropicana Entertainment.
TCR owns 100% of the issued and outstanding equity securities of Tropicana Entertainment Holdings, LLC (“TEH”). TEH owns 100% of the issued and outstanding equity securities of Tropicana Entertainment Intermediate Holdings, LLC (“TEIH”). TEIH owns 100% of the issued and outstanding equity securities of the Company, and the company owns 100% of the issued and outstanding equity securities of Tropicana Finance Corporation (“Tropicana Finance”).
This Annual Report on Form 10-K (“Annual Report”) contains certain audited consolidated financial statements of Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent company and predecessor, as of December 31, 2006 and 2005. The accompanying audited consolidated financial statements for the year ended December 31, 2007 are those of Tropicana Entertainment. The historical consolidated financial statements of Tropicana Casinos and Resorts contain the results of the Amelia Belle Riverboat, the Casuarina and also the Tropicana Pennsylvania as discontinued operations. In addition, in accordance with FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities”), the consolidated financial statements of Tropicana Entertainment and Tropicana Casinos and Resorts include the results of CP Laughlin Realty, LLC (“Realty”), a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter.
The acquisition of Aztar was funded with several sources of financing, including a senior credit facility comprised of a $1.53 billion senior secured term loan (“Loan”) and a $180 million senior secured revolving credit facility (“Revolver” together with the Loan, “Senior Credit Facility”) and the net proceeds of an issuance by Tropicana Entertainment and Tropicana Finance Corp. (“Tropicana Finance”) on December 28, 2006 of $960.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2014 (the “Notes”). The Notes are currently traded on the over-the-counter (OTC) market. The market quote for the Notes was 35.875% of face value as of July 15, 2008.
The Notes are guaranteed by certain subsidiaries of Tropicana Entertainment and by Realty, which is an affiliate of Tropicana Entertainment but not a subsidiary of Tropicana Entertainment, and by Columbia Properties Vicksburg, LLC (“CP Vicksburg”) and JMBS Casino LLC, each of which is an affiliate of the family of Mr. Yung that is not a subsidiary of Tropicana Entertainment (“JMBS Casino,” and together with Realty and CP Vicksburg, the “Affiliate Guarantors”). Accordingly, in order to enable investors to evaluate the performance of all of the entities providing credit support for the Notes and in accordance with the requirements of the Indenture (the “Indenture”) governing the Notes, this Annual Report covers Tropicana Entertainment and its subsidiaries as well as the Affiliate Guarantors.
On May 5, 2008, Tropicana Entertainment, certain of its subsidiaries and the Affiliate Guarantors filed voluntary petitions for relief seeking to reorganize their businesses under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy filing was attributable to a number of factors, including our significant leverage as a result of the Aztar acquisition in early 2007, which was followed by a downturn in the economy that impacted our operations in three principal respects. First, as consumers were affected by the downturn in the economy, they cut back on their traveling and gambling, which caused a material drop in our revenue (as well as those of many of our competitors in the gaming and hospitality industry). Second, the value of real estate - our primary assets - eroded across the country, sharply reducing the market value of our total assets. Third, the nation’s credit markets drastically tightened, severely limiting our access to additional capital.
The bankruptcy filing was further hastened by the denial of TCR’s and Tropicana Entertainment’s applications for plenary authorization as casino holding companies and the denial of the renewal of the existing license (collectively, the “New Jersey License Denials”) of Adamar of New Jersey, Inc. (“Adamar”), which is an indirect subsidiary of Tropicana Entertainment and one of the guarantors of the Notes and the Senior Credit Facility, on December 12, 2007 and the subsequent events related to the New Jersey License Denials. Prior to December 12, 2007, Tropicana Entertainment controlled Adamar, which owns the principal assets making up the Tropicana Casino and Resort in Atlantic City, New Jersey (the “Tropicana Atlantic City”).

Because it denied Tropicana Entertainment’s application for plenary authorization, the New Jersey Casino Control Commission (the “NJ Commission”) rendered operative an interim casino authorization trust (“ICA Trust”) formed in October 2006 to hold the capital stock of Adamar pending final consideration of Tropicana Entertainment’s application for plenary authorization. Upon the ICA Trust becoming operative, a previously appointed trustee under the ICA Trust, former New Jersey State Supreme Court Justice Gary S. Stein (“Justice Stein”), was empowered to manage the operations of the Tropicana Atlantic City until he can arrange the sale of the property to a third party. The NJ Commission’s refusal to renew Adamar’s license meant that, in addition to vesting management of the Tropicana Atlantic City to a trustee, the NJ Commission was authorized to appoint a conservator for Adamar. On December 12, 2007, the NJ Commission instituted a conservatorship and one week later, on December 19, 2007, the NJ Commission issued an order (the “Conservator order ”) appointing Justice Stein as conservator of Adamar. See “Item 1. Business - Recent Developments - New Jersey Regulatory Determinations and the Contemplated Sale of the Tropicana Atlantic City.” Consequently, the capital stock of Adamar is controlled by the ICA Trust and the Tropicana Atlantic City is managed by Justice Stein. Adamar is not a party to the bankruptcy filings. The casino remains for sale as-of July 14, 2008, and Tropicana Entertainment will receive proceeds from the sale at an amount not to exceed the lower of the actual cost of the Adamar assets on the date on which we acquired Adamar - January 3, 2007, and the value of the Adamar assets calculated as if the investment in such assets had been made on the date of the New Jersey License Denials - December 12, 2007. The financial statements reported elsewhere in this annual report on Form 10-K include the results of Tropicana Atlantic City as discontinued operations.
As a result of the foregoing, the assets related to the Tropicana Atlantic City are presented as assets held for sale on the consolidated balance sheet of Tropicana Entertainment as of December 31, 2007. In addition, the operating results of the Tropicana Atlantic City for the period from January 3, 2007 to December 31, 2007 are shown as discontinued operations in the consolidated statement of operations of Tropicana Entertainment, although Tropicana Atlantic City became controlled by the NJ Commission through Justice Stein as of December 12, 2007.
The Casino Aztar Evansville located in Evansville, Indiana (“Casino Aztar Evansville”) is also currently being held for sale as a result of recent regulatory developments and an agreement entered into by Mr. Yung. The operating results of Casino Aztar Evansville for the period from January 3, 2007 to December 31, 2007 are shown as discontinued operations in the consolidated statement of operations of Tropicana Entertainment. See “Item 1. Business — Recent Developments — Sale of Casino Aztar Evansville and Appointment of Trustee at Casino Aztar Evansville.”
As used herein (other than in “Item 15 — Exhibits and Financial Statement Schedules,” which contains its own defined terms), the terms “we,” “us,” “our” and “the Company” refer to Tropicana Entertainment together with, unless the context otherwise requires, all of its consolidated subsidiaries and the Affiliate Guarantors. The entities that are subject to the restrictive covenants contained in the Senior Credit Facility and the Indenture are sometimes described herein as making up the “restricted group.”

PART I.
ITEM 1. BUSINESS
Overview
We are a diversified, multi-jurisdictional owner and operator of gaming properties. Our continuing operations’ properties feature approximately 350,900 square feet of gaming space and 5,806 hotel rooms, excluding Tropicana Atlantic City and Casino Aztar Evansville. Approximately 6,723 full and part-time individuals are employed at our properties.
At each of our gaming properties, we strive to provide our customers with a high-quality casino entertainment and hospitality experience at attractive prices. To develop and maintain customer loyalty, we emphasize customer service and seek to offer a comfortable gaming environment with a variety of amenities, including quality hotel rooms, varied dining choices and appealing entertainment options. Our highly leveraged position and our recent bankruptcy filings may have a material adverse impact on our business.
Proceedings under Chapter 11 of the Bankruptcy Code
On May 5, 2008, (the “Petition Date”), TEH, TEIH, Tropicana Entertainment, certain of its subsidiaries, including Tropicana Finance, and the Affiliate Guarantors (collectively, the “Debtors”), filed voluntary petitions for relief, seeking to reorganize their businesses under the provisions of Chapter 11 of the Bankruptcy Code. The Debtors’ cases have been consolidated for procedural purposes only and are presently being jointly administered in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Lead Case No. 08-10856) (collectively, the “Chapter 11 Cases”). The following discussion provides general background information regarding the Chapter 11 Cases, but is not intended to be a comprehensive summary.
The Debtors continue to operate their businesses as debtors in possession under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As debtors in possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other prepetition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court. There are no adjustments recorded in this Form 10-K for this process for any settlement that may arise from our plan of reorganization.
On May 6, 2008, the Company received approval from the Bankruptcy Court of its “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, the Company received approval to continue wage and salary payments and other benefits to employees as well as certain related prepetition obligations; to continue to honor customer programs as well as certain related prepetition customer obligations; and to pay certain prepetition trade claims held by critical vendors. The Company will continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered postpetition.
Under the priority scheme established by the Bankruptcy Code, certain postpetition and secured or “priority” prepetition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.
Under the Bankruptcy Code, the Debtors generally may assume or reject prepetition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. In this context, “assumption” means that the Debtors agree to perform obligations and cure existing defaults under the executory contract or unexpired lease, and “rejection” means that the Debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected. Rejection of an executory contract or unexpired lease is treated as a breach immediately prior to the Petition Date and may give rise to a prepetition claim for amounts due and owing as of the Petition Date and for damages from the breach of the agreement, subject to certain limitations.

Any claim for damages that result from the rejection of an executory contract or unexpired lease is subject to compromise as part of a plan of reorganization, to the extent that such claim is unsecured. The Debtors are reviewing all of their executory contracts and unexpired leases to determine which executory contracts and unexpired leases they will seek to reject in their Chapter 11 Cases. The Bankruptcy Code includes certain deadlines by which debtors must assume or reject unexpired leases of nonresidential real property. Debtors generally have until the end of their Chapter 11 Cases to assume or reject all other executory contracts and unexpired leases, unless the Bankruptcy Court orders an earlier deadline.
On May 30, 2008, the Bankruptcy Court entered final orders authorizing the Debtors to use their secured lenders’ cash collateral in the operation of the business and to borrow up to $67 million in postpetition, debtor-in-possession financing secured by superpriority liens on certain of the Debtors’ assets (the “DIP Credit Facility”). The DIP Credit Facility is being provided by a group of lenders led by Silver Point Finance, LLC (“Silver Point” or the “DIP Agent”), one of the Company’s lenders under the Senior Credit Facility. The proceeds of the DIP Credit Facility together with cash generated from daily operations and cash on hand are being used to fund postpetition operating expenses, including supplier obligations and employee wages, salaries, and benefits. The DIP Credit Facility consists of a delayed draw term loan facility that may be borrowed by the Borrower at any time and from time to time. Once repaid, however, amounts may not be reborrowed. As of July 14, 2008, $20 million was outstanding under the DIP Credit Facility.
The DIP Credit Facility carries a floating interest rate which may be, at the option of the Borrower, either at (i) the Alternate Base Rate (as defined in the DIP Credit Facility, with a floor of 5.5%) plus 5.25% or (ii) the Adjusted LIBO Rate (as defined in the DIP Credit Facility, with a floor of 3.5%) plus 6.25%.
The DIP Credit Facility matures on the earlier of September 5, 2009 or the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order of the Bankruptcy Court.
Borrowings under the DIP Credit Facility are prepayable at the Borrower’s option, provided that (i) $20 million must be borrowed and remain outstanding for a period of at least three months, commencing on the day after entry of the Final DIP Order (as defined below), and (ii) loans repaid within three months of having been borrowed are subject to a prepayment premium calculated to give the lenders the benefit of three months’ worth of interest (at the Alternate Base Rate) on such repaid loans.
The DIP Credit Facility provides the DIP Agent and lenders with a lien on all of the Borrower’s tangible and intangible assets, subject in certain instances to the approval of applicable gaming authorities. In addition, each of the Borrower’s subsidiaries (including the Tropicana Las Vegas Holdings, LLC (“LandCo”) and its subsidiaries (the “LandCo Debtors”)), but not including the Excluded Subsidiaries (as defined below) are guarantors under the DIP Credit Facility and each has granted a lien on substantially all of its tangible and intangible assets subject in certain instances to the approval of applicable gaming authorities. The liens granted by the subsidiaries are (a) in the case of the subsidiaries that are Senior Credit Facility debtors (the “OpCo Debtors”), first priority priming liens senior to the liens granted by the OpCo Debtors to the lenders (collectively, the “OpCo Lenders”) under the Senior Credit Facility and (b) in the case of subsidiaries that are LandCo Debtors, liens immediately junior to the liens granted by the LandCo Debtors to the lenders (collectively, the “LandCo Lenders”) under the LandCo Debtors’ Credit Agreement, dated as of January 3, 2007 (as amended, the “LandCo Credit Agreement”), and certain other existing liens. In addition, none of Aztar Indiana Gaming Company, LLC, CP Vicksburg, Adamar, Manchester Mall, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendum, Centroplex Center Convention Hotel, LLC, CP Baton Rouge Casino, LLC and Jazz Enterprises, Inc. (collectively, the “Excluded Subsidiaries”) are guarantors of the DIP Credit Facility or has granted any liens to the DIP Agent and lenders on its assets. To the extent that any Excluded Subsidiary ceases to be an Excluded Subsidiary in accordance with the terms of the DIP Credit Facility, then such subsidiary is required to become a guarantor and grant liens on its assets.
The DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on the OpCo Debtors’ financial and business operations, including their ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the DIP Credit Facility allows the OpCo Debtors to lend up to $15 million to the LandCo Debtors. Furthermore, the DIP Credit Facility requires the OpCo Debtors to incur disbursements subject to a periodically updated and agreed-upon Approved Cash Flow Forecast (as defined in the DIP Credit Agreement) subject to certain variances as set forth in the DIP Credit Facility.

On May 7, 2008, the Bankruptcy Court entered an order (the “Interim DIP Order”) approving on an interim basis the DIP Credit Facility. The Interim DIP Order authorized the Borrower to borrow up to $20 million under the DIP Credit Facility, as well as granting the OpCo Debtors the right to utilize the OpCo lenders’ cash collateral in exchange for certain protections afforded to the OpCo lenders, including the Adequate Protection Package (as defined below). On May 30, 2008, the Bankruptcy Court entered an order (the “Final DIP Order”) approving on a final basis the DIP Credit Facility and the Adequate Protection Package, in each case as amended (in the case of the DIP Credit Facility) or revised (in the case of the Adequate Protection Package) since the Interim DIP Order on terms more favorable to the OpCo Debtors.
The adequate protection package (the “Adequate Protection Package”) for the OpCo lenders (including swap providers) includes, among other things: (i) an agreement by the OpCo Debtors to pay accrued interest on the obligations under or relating to the Senior Credit Facility on a monthly basis (ii) an agreement by the OpCo Debtors to reimburse certain costs and expenses of the administrative agent under the Senior Credit Facility and (iii) superpriority claims and replacement liens to the extent of any diminution in value to the OpCo Lenders' interests in the OpCo Debtors' assets.
The proceeds of the DIP Credit Facility, together with cash generated from daily operations and cash on hand, will be used to fund postpetition operating expenses, including supplier obligations and employee wages, salaries and benefits.
The financial covenants contained in the DIP Credit Facility require the OpCo Debtors to, among other things, (i) maintain a monthly minimum Consolidated Adjusted EBITDA at the levels set forth in the DIP Credit Facility; (ii) maintain a cumulative monthly minimum Consolidated Adjusted EBITDA at the levels set forth in the DIP Credit Facility; (iii) maintain at least $7 million of liquidity determined by reference to their cash balances and available credit under the DIP Credit Facility; and (iv) limit cumulative capital expenditures during each monthly period to the amounts set forth in the DIP Credit Facility.
Also on May 7, 2008, the Bankruptcy Court entered an order (the “Interim Cash Collateral Order”) approving on an interim basis the terms pursuant to which the LandCo Debtors were permitted to use the LandCo Lenders’ cash collateral. Such use was permitted in exchange for certain protections afforded to the LandCo Lenders, including the LandCo Adequate Protection Package (as defined below). On May 30, 2008, the Bankruptcy Court entered an order (the “Final Cash Collateral Order”) approving on a final basis the terms pursuant to which the LandCo Debtors are permitted to use the LandCo Lenders’ cash collateral and the LandCo Adequate Protection Package (as defined below), as revised since the Interim Cash Collateral Order on terms more favorable to the LandCo Debtors.
The adequate protection package (the “LandCo Adequate Protection Package”) for the LandCo Lenders (including swap providers) includes, among other things: (i) an agreement by the LandCo Debtors to pay accrued interest on the obligations under or relating to the LandCo Credit Facility on a monthly basis; (ii) an agreement by the LandCo Debtors to reimburse certain costs and expenses of the administrative agent under the LandCo Credit Facility and (iii) superpriority claims and replacement liens to the extent of any diminution in value of the LandCo Lenders’ interests in the LandCo Debtors’ assets. Among other provisions, the Final Cash Collateral Order permits the LandCo Debtors to pay accrued interest on the obligations from the amounts on deposit in a pre-funded interest reserve account established and funded pursuant to the terms of the LandCo Credit Agreement.
The LandCo Adequate Protection Package also includes certain reporting requirements (substantially similar to those contained in the LandCo Credit Agreement) as well as certain termination events that are usual and customary in similar arrangements. In the event of the occurrence of a termination event, the ability of the LandCo Debtors to continue using the LandCo Lenders’ cash collateral would be subject to further Bankruptcy Court approval (if at all).
On May 14, 2008, the United States Trustee for Region 3, which includes the Bankruptcy Court, appointed the committee of unsecured creditors (the “Creditors Committee”) for the Chapter 11 Cases. Under the Bankruptcy Code, the Creditors Committee is obligated to represent the interests of general unsecured creditors of the Debtors’ estates as a whole. There can be no assurance that the Creditors Committee will support the Debtors’ positions or the Debtors’ plan of reorganization. This and any other disagreements between the Creditors Committee and the Debtors could protract the Chapter 11 Cases, hinder the Debtors’ ability to operate during the Chapter 11 Cases and delay the Debtors’ emergence from Chapter 11.
On May 6, 2008, an ad-hoc consortium (the “Consortium”) of holders of the Notes, issued by Tropicana Entertainment and Tropicana Finance, filed a motion requesting the appointment of a Chapter 11 trustee (“Chapter 11 Trustee”) in the Debtors’ Chapter 11 Cases (the “Trustee Motion”). The Creditors Committee filed a motion in support of the Trustee Motion. Thereafter, Mr. William Yung, the Company, the Consortium and the Creditors Committee entered into an agreement as follows:
•	Effective July 7, 2008, Mr. Yung permanently and irrevocably resigned from the board of directors of TEH and its direct and indirect Debtor subsidiaries and all other Debtors.

•	Effective July 7, 2008, and notwithstanding any contrary provision of any existing or future operating agreements or bylaws, Mr. William Yung caused TCR to grant a limited irrevocable proxy (the “Voting Proxy”) to the TEH board of directors with respect to that discrete portion of TCR’s rights as an equity holder in TEH which would permit it to remove, replace, or fill any vacancy of, any member of the TEH board of directors or other Debtor boards. The Voting Proxy is binding on any successor in interest to TCR individually or as otherwise designated under any relevant limited liability company agreement.

•	Upon Mr. Yung’s resignation from the board of directors of TEH, Mr. Yung is entitled to contemporaneously receive the same information from TEH that is provided to the Creditors Committee from the Debtors.

•	TCR and Columbia Sussex shall continue to perform their obligations under any existing management and service agreements with the Debtors to the extent requested by the Debtors in light of their transition plan, provided that the Debtors continue to perform their obligations thereunder, and all parties to such agreements retain all of their rights with respect to such agreements under applicable bankruptcy and non-bankruptcy law, and the foregoing shall not preclude exercise of such rights.

•	The Consortium’s Trustee Motion was withdrawn with prejudice (and the Creditors Committee’s joinder in support of the Trustee Motion was similarly withdrawn); provided, however, that either the Consortium or the Creditors Committee may file a new trustee motion, but only if:
(i)	based on postpetition conduct of the Debtors or Mr. Yung; and

(ii)	to specifically enforce any obligations of Mr. Yung or TCR set forth in the above.

For the duration of the Chapter 11 Cases, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers, suppliers and employees which, in turn, could adversely affect the going concern value of our business and of our assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from bankruptcy. Our future results depend upon our confirming, and successfully implementing, on a timely basis, a plan of reorganization. See “Item 1A. Risk Factors.”
For more information regarding the terms of our DIP Credit Facility and other uses and sources of financing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report.
Additional information on our filing under the Bankruptcy Code, including access to Bankruptcy Court documents and other general information about the Chapter 11 Cases, is available online at http://www.kccllc.net/tropicana. The information contained on this website is not incorporated by reference into the Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.
Properties and Segments
The following table summarizes our casino resort properties as of December 31, 2007:

				Approximate
				Casino
		Acquisition		Square	Hotel	Slot		Table	Own/
Property Name	Location	Date		Footage	Rooms	Machines		Games	Lease		Employees
Nevada Segment:
Tahoe Horizon Resort	South Lake Tahoe, NV	Jan. 1990		43,000	539	703		32	Lease	(1)	537
MontBleu	South Lake Tahoe, NV	Jun. 2005		40,600	437	668		47	Lease	(1)	895
River Palms	Laughlin, NV	Sept. 2003		63,900	1,001	1,044		20	Lease	(2)	695
Tropicana Express	Laughlin, NV	Jan. 2007		53,700	1,495	1,073		35	Own		950

Mississippi River Basin Segment:
Lighthouse (3) (4)	Greenville, MS	Nov. 1996	(5)	22,000	—	725	(6)	9	Own		220
Baton Rouge	Baton Rouge, LA	Oct. 2005		28,500	300	1,019		23	Own		729
Evansville (7)	Evansville, IN	Jan. 2007		47,800	347	1,106		52	For Sale		877

Las Vegas Segment:
Tropicana Las Vegas (3)	Las Vegas, NV	Jan. 2007		60,700	1,876	975		37	Own		2,030

Atlantic City Segment:
Tropicana Atlantic City (8)	Atlantic City, NJ	Jan. 2007		148,000	2,125	4330		176	For sale		3,485

Guarantors:
Vicksburg Horizon (9)	Vicksburg, MS	Oct. 2003		20,900	117	691		19	Own		345
Jubilee (10)	Greenville, MS	March 2002		17,600	41	630		11	Own		322

(1)	Ground lease with Park Cattle.

(2)	Property is leased from Realty, an Affiliate Guarantor.

(3)	Greenville Riverboat, LLC and the subsidiaries of Tropicana Entertainment that hold the assets and operations relating to the Tropicana Las Vegas and the Lighthouse Point Casino are not guarantors of the Notes or of our Senior Credit Facility (and for Greenville Riverboat, LLC only, the DIP Credit Facility), although Greenville Riverboat, LLC is subject to the restrictive covenants contained in the indenture and the credit documentation governing our Senior Credit Facility and the DIP Credit Facility.

(4)	Tropicana Entertainment indirectly holds a 79% voting interest and an 83.9375% economic interest in Greenville Riverboat, LLC, which manages the Lighthouse Point Casino. A wholly-owned subsidiary of Tropicana Entertainment owns the riverboat in which the Lighthouse Point Casino conducts its operations.

(5)	The Lighthouse Point Casino commenced operations in November 1996.

(6)	A large part of our slot machine inventory was experiencing a short term make over at December 31, 2007.

(7)	The day-to-day affairs of the Casino Aztar Evansville are managed by an attorney-in-fact acting in a trustee capacity pursuant to a power of attorney agreement entered into with the Indiana Gaming Commission as more fully described under “—Recent Developments — Appointment of Trustee at Casino Aztar Evansville.”

(8)	The principal assets making up the Tropicana Atlantic City are controlled by and under the management of the Trustee/Conservator as more fully described under “Item 1. Business - Recent Developments — New Jersey Regulatory Determinations and the Contemplated Sale of the Tropicana Atlantic City.” The Tropicana Atlantic City is not a party to the Chapter 11 Cases.

(9)	CP Vicksburg, one of the Affiliate Guarantors, owns and operates the Vicksburg Horizon Casino.

(10)	JMBS Casino, one of the Affiliate Guarantors, owns and operates the Jubilee Casino.
We report our results of operations by the distinct geographic gaming market segments within which we operate. We have aggregated certain of our properties in order to present the reportable segments summarized in Item 2 of this Annual Report. See selected financial information related to our reporting segments in Note 13 to the consolidated financial statements of Tropicana Entertainment included elsewhere in this Annual Report.
Please note that the Tropicana Atlantic City and the Casino Aztar Evansville have not been included in the discussion that follows since they are currently being held for sale as a result of recent developments relating to such properties, which developments are described under “—Recent Developments—New Jersey Regulatory Determinations and the Contemplated Sale of the Tropicana Atlantic City” and “—Recent Developments—Sale of Casino Aztar Evansville and Appointment of Trustee at Casino Aztar Evansville.”

Nevada Segment — South Lake Tahoe
Lake Tahoe Horizon Casino and Resort. The Lake Tahoe Horizon Casino and Resort (the “Tahoe Horizon Resort”) is located at the southeastern end of Lake Tahoe in Stateline, Nevada, an area also known as South Lake Tahoe. The property features a hotel, slot machines and table games. Other notable amenities include South Lake Tahoe’s largest outdoor pool, an eight-screen movie theater, four restaurants, a Starbucks® café, two entertainment venues, a game arcade, 11,000 square feet of meeting and convention space and a parking facility.
MontBleu Casino. The MontBleu Casino (“MontBleu”) is situated on approximately 21 acres in South Lake Tahoe, Nevada, adjacent to the Tahoe Horizon Resort. In May 2006, we completed an extensive re-branding and refurbishment of the property’s casino, lobby, retail facilities, restaurants and nightclub. The property features a hotel, slot machines and table games. The property also offers patrons a choice of four restaurants and various non-gaming amenities, including a shopping galleria, a high energy nightclub, a 1,500-seat showroom, approximately 13,900 square feet of meeting and convention space and a parking facility.
Direct Competition: The South Lake Tahoe area supports six casino properties including the MontBleu and the Tahoe Horizon Resort. Two other casino properties recently merged, Harvey’s Resort Hotel and Harrah’s Casino Hotel, creating our largest competitor in this market. Harrah’s Entertainment Inc. (“Harrah’s”) also owns a third property in the area, Bill’s Lake Tahoe Casino, making it a powerful presence in the market. There are also two other casinos nearby in North Lake Tahoe and numerous casinos in Reno, approximately 40 miles from the Tahoe Horizon Resort and MontBleu. In addition, we believe that gaming revenues in the South Lake Tahoe area are directly affected by the recent proliferation of Native American gaming in northern California. Native American casinos, including the Cache Creek in Brooks, Jackson Ranchero in Jackson, and the Thunder Valley Casino in Auburn, likely attract would-be South Lake Tahoe visitors from northern California. We rely on branding and marketing efforts to compete in this market and our highly leveraged position and recent bankruptcy filings may have a material adverse effect on these efforts.
Nevada Segment — Laughlin
River Palms Hotel and Casino. The River Palms Hotel and Casino (“River Palms”) is located on approximately 35 acres in Laughlin, Nevada. The property, which underwent renovation in 2004, features hotel rooms and a casino housing slot machines and table games. In addition, the River Palms has four dining facilities, two bars, two lounges, a nightclub, a spa, a salon, 10,500 square feet of meeting and convention space and a 1,834-space parking facility. Situated on the Colorado River at Nevada’s southern tip, Laughlin draws its patrons mainly from Phoenix, Arizona and Los Angeles, California. The River Palms benefits from approximately 1,300 feet of frontage on the Colorado River and is on Casino Drive, Laughlin’s principal thoroughfare.
Tropicana Express Hotel and Casino. The Tropicana Express Hotel and Casino (“Tropicana Express”), formerly known as the Ramada Express Hotel and Casino, is situated in close proximity to our River Palms property on a 28-acre site in Laughlin, Nevada. The Tropicana Express features a hotel, slot machines and table games. The property also features a novelty working train for use by its patrons. Other non-gaming amenities include a train-shaped, heated outdoor swimming pool and attached spa, five restaurants, an entertainment lounge, a premium lounge for high-end players, and a parking structure.
Direct Competition: The Laughlin area supports nine casino properties, including our River Palms and the Tropicana Express. The competing properties in the area are similar in size and amenities and there is not a single dominant player in the market. Our properties also compete with casinos in nearby locations, including the Mojave tribe’s casino situated eight miles south of Laughlin, Native American casinos in Arizona and California as well as numerous casinos in Las Vegas. Competing casino properties in the area have recently upgraded their facilities and stepped up promotional efforts, which has created pressure on our properties in this market. We rely on branding and marketing efforts to compete in this market and our highly leveraged position and recent bankruptcy filings may have a material adverse effect on these efforts.
Las Vegas Segment
Tropicana Resort and Casino — Las Vegas. The Tropicana Resort and Casino — Las Vegas (“Tropicana Las Vegas”) is located on an approximately 34-acre parcel on the “Strip” in Las Vegas, Nevada. Together with the MGM Grand, the Excalibur Hotel and Casino, the Luxor, the Monte Carlo Resort and Casino and the New York-New York Hotel and Casino, the Tropicana Las Vegas is located at a prime intersection that collectively offers over 18,000 hotel rooms. The Tropicana Las Vegas features hotel rooms and suites, slot machines and table games. Other amenities include seven restaurants, one of the world’s largest indoor-outdoor swimming pools, a five-acre water oasis and tropical garden, approximately 161,000 square feet of convention and exhibit space, a 750 seat Tiffany Theatre and 2,388 parking spaces. We believe the property’s central location enables it to benefit from a “cluster” effect, which produces increased pedestrian traffic, visitation and gaming play. The Notes are not guaranteed by the subsidiaries of Tropicana Entertainment that hold the assets and operations relating to the Tropicana Las Vegas.

Direct Competition: The Tropicana Las Vegas operates in the intensely competitive Las Vegas “Strip” market. Ongoing development of shopping facilities, residential neighborhoods and mega casinos solidify Las Vegas as a destination point of interest. Substantial recent investment in the region is evidenced by:
▪	Encore at Wynn Las Vegas project expected to open in December 2008 at an estimated cost of $2.2 billion, which will add entertainment facilities, additional casino floor space and over 2,000 rooms to the existing Wynn Las Vegas Resort.

▪	CityCenter developed by MGM Mirage, at a cost of over $7 billion, which is expected to open in late 2009 and will include a large casino, hotels and residential units.

▪	The Sands Corp.’s $2.1 billion Palazzo project opened in December of 2007. It features more than 3,000 rooms, new dining and entertainment and 450,000 square feet of retail space adjacent to the Sands Corp.’s Venetian Casino.
There appears to be interest in further investment in the region. In September 2007, MGM Mirage Inc., resort developer Kerzner International Holdings Ltd. and Istithmar Hotels FZW announced that they had formed a joint venture to develop a multi-billion dollar integrated resort property on the Las Vegas “Strip.” Construction is expected to commence in the first half of 2009 with an expected opening in 2012. We cannot assure you that we will be able to compete successfully with this additional capacity in this active market of mega-casinos. We rely on our brand recognition and ability to meet the needs of the value conscious customer in order to compete effectively. Our ability to compete may also be materially adversely affected by our highly leveraged position and our recent bankruptcy filings.
Mississippi River Basin Segment — Mississippi South River Region
Lighthouse Point Casino. The Lighthouse Point Casino (“Lighthouse Point”) is a 260-foot riverboat located in Greenville, Mississippi. The riverboat features a three-deck casino floor housing slot machines and table games. The property also features a parking facility. Lighthouse Point, which draws the majority of its customers from local markets, is located south of Memphis. Greenville Riverboat, LLC (“Greenville Riverboat”), which owns and manages the Lighthouse Point, is not a guarantor of the Notes or the Senior Credit Facility; however, it is subject to the restrictive covenants contained in the Indenture and the Senior Credit Facility and the DIP Credit Facility.
Direct Competition: The Mississippi South River Region, as defined by the Mississippi Gaming Commission, supports seven casinos, including the Lighthouse Point and two other casinos owned by our affiliates, Vicksburg Horizon Casino (“Vicksburg Horizon”) and Bayou Caddy’s Jubilee Casino (“Jubilee Casino”) described below. Moreover, we expect that our Lighthouse Point and Jubilee Casino, both of which are located in Greenville, Mississippi, will face new competitive pressure due to the November 27, 2007 opening of Harlow’s Casino Resort, a land-based casino near Greenville. The largest competitor in the region is the Ameristar Casino owned by Ameristar Inc., which has many casino holdings throughout the United States. There are also numerous casinos in other regions of Mississippi, especially Tunica, and neighboring Louisiana, which has the effect of limiting the draw of our casinos in the region to patrons from other neighboring regions. Our highly leveraged position and our recent bankruptcy filings may adversely impact our ability to perform these activities.
Mississippi River Basin Segment — Louisiana
Belle of Baton Rouge. The Belle of Baton Rouge (“Belle of Baton Rouge”) is on the Mississippi River at the downtown historic district of Baton Rouge, Louisiana. The three-deck dockside riverboat features slot machines and table games. The Belle of Baton Rouge is adjacent to the 300-room Sheraton Baton Rouge Convention Center Hotel, which comprises the hotel side of our casino hotel. This Sheraton offers restaurants, sports bar, meeting space, an entertainment venue, a 50,000-square-foot glass atrium enclosing a lush tropical lobby. Baton Rouge is 75 miles north of New Orleans.
Direct Competition: There are currently thirteen riverboat casinos, one land-based casino, four racinos (which is a combined race track and slot machine facility) and several Native American casinos throughout the state of Louisiana. Besides the Belle of Baton Rouge, one of our affiliates (which is not subject to the restrictive covenants of the Senior Credit Facility or the Indenture) also owns and operates the Amelia Belle Riverboat located at Amelia, Louisiana. The Louisiana Casino Control Board and the voters of the local parish also approved plans by Pinnacle Entertainment (“Pinnacle”) for a destination resort, tentatively expected to be named the Riviere, in Baton Rouge which will compete with our Belle of Baton Rouge and Penn National Gaming’s Hollywood Casino. The new riverboat casino is expected to offer 1,500 slots and 50 table games. Pinnacle also has plans to renovate its Boomtown New Orleans property and expand its L’Auberge du Lac property, in Lake Charles, Louisiana, adding hotel room capacity and a second riverboat casino. There can be no assurance that the expanded capacity in the region will not adversely affect our results in the future. We rely on our marketing activities, promotional activities and the niche appeal of the Belle of Baton Rouge to compete effectively in this market. Our highly leveraged position and our recent bankruptcy filings may adversely impact our ability to perform these activities and compete in this market.

Affiliate Guarantors
Vicksburg Horizon Casino. The Vicksburg Horizon is a 297-foot multi-level antebellum style riverboat situated at downtown Vicksburg, Mississippi. The Vicksburg Horizon is owned and operated by CP Vicksburg, one of our Affiliate Guarantors. The property features a three-floor casino housing slot machines and table games and a hotel. Additional amenities include two restaurants, a sports bar, two covered parking garages and an additional parking lot with free valet service. The Vicksburg Horizon attracts patrons primarily from western and central Mississippi and eastern Louisiana.
Bayou Caddy’s Jubilee Casino. The Jubilee Casino is a 240-foot riverboat located at Greenville, Mississippi. The Jubilee Casino is owned and operated by JMBS Casino, one of our Affiliate Guarantors. The riverboat features a casino housing slot machines and table games. The property has parking capacity to accommodate approximately 500 vehicles. JMBS Casino also owns and operates the Greenville Inn & Suites, a hotel located less than one mile from the Jubilee Casino offering 41 suites and free shuttle service to and from the Jubilee Casino.
See discussion of direct competition under “Lighthouse Point Casino” above, which, along with Jubilee Casino and Vicksburg Horizon, is located in the Mississippi South River Region as defined by the Mississippi Gaming Commission.
Investments in Our Properties
•	MontBleu Casino: In the summer of 2006, we completed a $21.0 million program to re-brand and reposition the former Caesars Lake Tahoe as the MontBleu. We introduced new on-site amenities and entertainment options at the MontBleu to appeal to a younger clientele, while continuing to focus on the value conscious customer in the South Lake Tahoe, Nevada market at our sister property, the Tahoe Horizon Resort.

•	Tropicana Express: We invested approximately $11.0 million to renovate the hotel rooms at this property during 2007. We have also re-branded the property, which was formerly known as the Ramada Express.

•	Belle of Baton Rouge: We completed construction of a 330-space parking structure adjacent to the casino. Estimated cost approximates $12.5 million and this structure was completed on June 12, 2008.
Recent Developments
New Jersey Regulatory Determinations and the Contemplated Sale of the Tropicana Atlantic City
On December 12, 2007, the NJ Commission denied Tropicana Entertainment’s application for plenary authorization as a casino holding company and declined to renew the existing license of Adamar, which is an indirect subsidiary of Tropicana Entertainment and a guarantor of the Notes and the Senior Credit Facility. Prior to December 12, 2007, Tropicana Entertainment controlled Adamar, which owns the principal assets making up the Tropicana Atlantic City. Because it denied Tropicana Entertainment’s application for plenary authorization, the NJ Commission rendered operative an interim casino authorization trust (“ICA Trust”) formed in October 2006 to hold the capital stock of Adamar pending final consideration of Tropicana Entertainment’s application for plenary authorization. Upon the ICA Trust becoming operative, a previously appointed trustee under the ICA Trust, former New Jersey State Supreme Court Justice Gary S. Stein, was empowered to manage the operations of the Tropicana Atlantic City until he can arrange the sale of the property to a third party. The NJ Commission’s refusal to renew Adamar’s license meant that, in addition to vesting management of the Tropicana Atlantic City to a trustee, the NJ Commission was authorized to appoint a conservator for Adamar. On December 12, 2007, the NJ Commission instituted a conservatorship and one week later, on December 19, 2007, the NJ Commission appointed Justice Stein as conservator as well as trustee of Adamar. We sometimes refer to Justice Stein as the “Trustee/Conservator”. Consequently, the capital stock of Adamar is controlled by the ICA Trust and the Tropicana Atlantic City is managed by Justice Stein. Adamar is not a party to the bankruptcy filings.

Although Tropicana Entertainment is not permitted to profit from the operation of the Tropicana Atlantic City while the ICA Trust remains operative, the Trustee/Conservator is permitted to transfer funds to the Company. Justice Stein has, however, discontinued such transfers as of May 5, 2008, and it is not known if any further transfers of funds will be forthcoming.
The Tropicana Atlantic City continues to operate under the direction of Justice Stein, who is in the process of marketing the property for sale to a third party as of the date of this filing. As of June 18, 2008, the NJ Commission agreed to reject all of the initial offers for the Tropicana Atlantic City and agreed to give Justice Stein 120 additional days to find a buyer. The proceeds that Tropicana Entertainment will be entitled to recover from the sale of Adamar are limited by the Conservator Order to an amount not to exceed the lower of the actual cost of the Adamar assets on the date on which we acquired Adamar—January 3, 2007, and the value of the Adamar assets calculated as if the investment in such assets had been made on the date of the New Jersey License Denials—December 12, 2007.
As a result of the foregoing, the assets related to the Tropicana Atlantic City are presented as assets held for sale on the consolidated balance sheet of Tropicana Entertainment as of December 31, 2007. In addition, the operating results of the Tropicana Atlantic City for the period from January 3, 2007 to December 31, 2007 are shown as discontinued operations in the consolidated statement of operations of Tropicana Entertainment.
On July 1, 2008, the Superior Court of New Jersey, Appellate Division, denied Tropicana Entertainment appeal from the December 12, 2007 Order of the NJ Commission. See “Item 3. Legal Proceedings — Appeal of New Jersey Casino Control Commission License Refusal.”
Settlement of Park Cattle Litigation
On April 2, 2008, Tropicana Entertainment, Tahoe Horizon, LLC (“Tahoe Horizon LLC”), Columbia Properties Tahoe, LLC (“CP Tahoe”), William Yung, Columbia Sussex and TCR (collectively, William Yung, Columbia Sussex and TCR, the “Unrestricted Affiliates”; and together with Tropicana Entertainment, Tahoe Horizon LLC and CP Tahoe, the “Tropicana Parties”) entered into a Stipulation for Entry of Judgment (the “Settlement Stipulation”) with Park Cattle Co. (“Park Cattle”) pursuant to which the parties agreed to settle their ongoing litigation that had been pending in a Nevada state court with respect to the ground lease for Tahoe Horizon Resort in South Lake Tahoe, Nevada. None of the Unrestricted Affiliates is part of the “restricted group” of entities subject to the restrictive covenants contained in the Indenture or the Senior Credit Facility. Park Cattle, the lessor under the Tahoe Horizon Resort ground lease, is also the lessor under a ground lease for Tropicana Entertainment’s MontBleu Casino in South Lake Tahoe, Nevada, which had also been the subject of dispute between the Tropicana Parties and Park Cattle and is dealt with as well in the Settlement Stipulation.
Under the terms of the Settlement Stipulation, the Unrestricted Affiliates agreed to make principal cash payments totaling $165 million (the “Settlement Payments”) to Park Cattle over the next three years, the first of which was made on April 2, 2008 in the amount of $40 million. The Unrestricted Affiliates also agreed to make monthly interest payments on the unpaid Settlement Payment amounts beginning on May 1, 2008. The Unrestricted Affiliates are jointly and severally and solely responsible for making such cash payments under the Settlement Stipulation, which means that none of Tropicana Entertainment, Tahoe Horizon LLC or CP Tahoe has any direct financial obligation for the Settlement Payments unless certain defaults occur under the Settlement Stipulation prior to the payment in full of the Settlement Payments, as further described below.
Pursuant to the terms of the Settlement Stipulation, the Tropicana Parties agreed to dismiss their claims against Park Cattle. In turn, Park Cattle agreed to dismiss its claims against the Tropicana Parties, provided that the Unrestricted Affiliates make timely settlement payments in accordance with the terms of the Settlement Stipulation and the Tropicana Parties comply with certain ongoing covenants specified in the Settlement Stipulation. Such covenants include, among other things, making timely rent payments called for under the leases, complying with certain protections for the benefit of Park Cattle in any bankruptcy cases of any of the Tropicana Parties, providing Park Cattle with quarterly and annual financial statements, and maintaining permits, licenses and other authorizations applicable to the Tahoe Horizon Resort and the MontBleu Casino. If the Tropicana Parties fail to comply with the terms of the Settlement Stipulation prior to the payment in full of the Settlement Payments, Park Cattle generally has the right to seek certain remedies, including having a liquidated judgment in an amount up to $290 million (as reduced by any Settlement Payments previously made to Park Cattle that are not determined to be preferences in a bankruptcy case) (the “Liquidated Amount”) entered against the Tropicana Parties in the Nevada state court. In the event of the commencement of bankruptcy cases by or against any of Tropicana Parties, Park Cattle is entitled to file contingent proofs of claim in the Liquidated Amount, which become fixed claims in the amount of $150 million or $175 million upon the occurrence of certain events of default under the Settlement Stipulation, and in the Liquidated Amount upon the occurrence of certain other events of default under the Settlement Stipulation.

In addition, the Settlement Stipulation requires the Tropicana Parties to seek the consent of the lenders under the Senior Credit Facility to certain amendments to the ground leases for the Tahoe Horizon Resort and MontBleu Casino. The proposed Tahoe Horizon Resort lease amendment provides, among other things, that the ground lease will terminate on March 31, 2011 subject to the landlord’s right to extend the term for up to an additional three years. In the event that the Tropicana Parties are unable to secure the consent of the lenders to the Tahoe Horizon Resort lease amendments by April 2, 2011, then Park Cattle has the right to file certain stipulated lease termination judgments with the Nevada state court that have the effect of terminating the Tahoe Horizon Resort lease. Under the Settlement Stipulation, Park Cattle also has an option to operate the Tahoe Horizon Resort (using Tahoe Horizon Resort’s gaming and other furniture, fixtures and equipment) beginning April 1, 2011.
The proposed MontBleu Casino lease amendment provides, among other things, that Park Cattle may terminate the ground lease effective January 1, 2018 (which is 10 years prior to the current termination date of the lease) by paying Tahoe Horizon LLC $15 million. Under the proposed terms of the amendment, if CP Tahoe assigns the MontBleu lease to a third party under certain circumstances, it would be obligated to pay Park Cattle a fee equal to $15 million (the “Additional Assignment Fee”), plus the assignment fee already contemplated by the lease. In addition, under the proposed lease amendment, Park Cattle would enjoy a right of first refusal with respect to the sale of the MontBleu and would receive a credit against the purchase price in the amount of $15 million plus the assignment fee already contemplated by the lease (the “Purchase Credit”) in connection with the exercise of such right of first refusal under certain circumstances. In the event that the Tropicana Parties are unable to secure the consent of the lenders to the MontBleu Casino lease amendment by November 30, 2008 (which deadline may be extended to May 31, 2009 upon the payment of $1 million to Park Cattle by CP Tahoe), then CP Tahoe will be obligated to pay Park Cattle $15 million. However, in the event that CP Tahoe makes this $15 million payment, Park Cattle will not be entitled to the Additional Assignment Fee or the Purchase Credit mentioned previously.
Additional information regarding the history of the Tropicana Parties’ dispute with Park Cattle may be found in the registrants’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 6, 2007 under the caption “Part II. Other Information — Item 1A. Risk Factors — Alleged defaults under our leases with Park Cattle could have a material adverse effect on us” and the registrants’ Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on October 18, 2007 under the captions “Risk Factors — Risks Related to Our Business, the Aztar Acquisition and the Gaming Industry — Alleged defaults under our leases with Park Cattle could have a material adverse effect on us” and “Business — Legal Proceedings — Litigation matters relating to our leases for the Tahoe Horizon Resort.”
Sale of Casino Aztar Evansville
On March 31, 2008, Aztar Riverboat Holding Company, LLC (“Aztar Riverboat”), an indirect, wholly-owned subsidiary of Tropicana Entertainment which holds the Casino Aztar Evansville, entered into a Securities Purchase Agreement (the “Evansville Purchase Agreement”) with Indiana Resorts, LLC (“Indiana Resorts”) and Eldorado Resorts, LLC (“Eldorado”) pursuant to the terms of which Aztar Riverboat agreed to sell to Indiana Resorts all of the outstanding membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”) in exchange for total consideration at closing of $220 million, which will consist of $190 million in cash and a $30 million note to be issued by an affiliate of Eldorado (the “Evansville Sale”). In addition, under the terms of the Evansville Purchase Agreement, Aztar Riverboat will be entitled to an earn-out payment of up to $25 million if Aztar Indiana achieves specified financial performance benchmarks in the year following the closing of the transaction. Under the Bankruptcy Code, the Company generally must assume or reject prepetition executory contracts subject to the approval of the Bankruptcy Court and certain other conditions. The Evansville Purchase Agreement is a prepetition executory contract and the Company has not assumed or rejected the contract. See “Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code.”
The closing of the Evansville Sale will require the approval of the Bankruptcy Court and is subject to the receipt of regulatory approval and the satisfaction of certain closing conditions.
As a result of the contemplated Evansville Sale, the assets of the Casino Aztar Evansville are presented as assets held for sale in Tropicana Entertainment’s consolidated balance sheet as of December 31, 2007 contained elsewhere in this Annual Report. In addition, Casino Aztar Evansville’s results of its operations are shown as discontinued operations in the income statement data of Tropicana Entertainment for the period from January 3, 2007 to December 31, 2007 contained elsewhere in this Annual Report.

Appointment of Trustee at Casino Aztar Evansville
On March 31, 2008, Aztar Indiana and the Indiana Gaming Commission entered into a Durable Power of Attorney for the Designation and Appointment of Attorney-in-Fact for the Purposes of Conducting Riverboat Gambling Operations and Related Activities (“Power of Attorney”) pursuant to the terms of which Robert T. Dingman (whom we sometimes refer to herein as the “Indiana Attorney-in-Fact”) was appointed to serve in a trustee capacity with respect to the Casino Aztar Evansville during the transitional period between his appointment and the completion of the Evansville Sale. The Indiana Attorney-in-Fact has held management positions at Harrah’s Entertainment Inc. and currently acts as a consultant to companies in the gaming industry. His appointment was effective on March 31, 2008. Subsequently, on April 8, 2008, the Power of Attorney was amended to designate Mr. Dingman’s firm, Trinity Hill Group, LLC as the Indiana Attorney-in-Fact, with the exercise and performance of acts and powers under the Power of Attorney to be solely by Mr. Dingman. The Power of Attorney does not constitute a transfer of the assets or equity interests in Casino Aztar Evansville.
Tropicana Entertainment has the right under the Power of Attorney to receive the excess cash flow produced by the Casino Aztar Evansville and approve significant decisions with respect to the property, such as entering into material agreements, incurring debt, making substantial capital expenditures and settling lawsuits. In addition, the Indiana Attorney-in-Fact is required to consult with Tropicana Entertainment before setting an annual budget for the Casino Aztar Evansville, making compensation decisions for the property’s executives and settling administrative actions relating to the property.
In its appointed capacity, the Indiana Attorney-in-Fact has the authority to manage the day-to-day operations of the Casino Aztar Evansville in its discretion, which means that Tropicana Entertainment does not exercise control over the operations of the Casino Aztar Evansville. As a result, the operating expenses incurred by the property may increase, which may, in turn, decrease the excess cash flow produced by the property which is available for distribution to Tropicana Entertainment. Although the Indiana Attorney-in-Fact is required to distribute the excess cash flow produced by the Casino Aztar Evansville to Tropicana Entertainment, it is unclear that the Indiana Attorney-in-Fact will furnish such cash flow to Tropicana Entertainment as promptly as it might have been distributed to Tropicana Entertainment prior to the adoption of the Power of Attorney.
Tropicana Entertainment may carry out the Evansville Sale in accordance with the Purchase Agreement until September 28, 2008. However, if Tropicana Entertainment has not consummated the Evansville Sale by September 28, 2008, the Indiana Attorney-in-Fact will have authority under the Power of Attorney to sell the Casino Aztar Evansville so long as the (i) sale terms comply with the contractual obligations of Tropicana Entertainment and its subsidiaries and (ii) is executed in exchange for consideration that is equal to or greater than the fair market value of Casino Aztar Evansville. As previously discussed, Aztar Indiana and certain of its affiliates, including Tropicana Entertainment, filed for relief under Chapter 11 of the United States Bankruptcy Code and is currently a debtor before the Bankruptcy Court. Thus, as a result, any sale of the Casino Aztar Evansville prior to or in connection with the confirmation of a plan of reorganization with respect to Aztar Indiana in the Chapter 11 Cases, whether by Tropicana Entertainment or the Indiana Attorney-in-Fact, would be subject to the approval of the Bankruptcy Court.
Sale of Vicksburg Horizon
On November 12, 2007, CP Vicksburg entered into an Agreement of Sale (“Vicksburg Sale Agreement”) with Nevada Gold Vicksburg, LLC (“Nevada Gold”) pursuant to the terms of which CP Vicksburg agreed to sell to Nevada Gold substantially all of the assets utilized in the operation of the Vicksburg Horizon in exchange for consideration equal to $35.0 million, subject to certain customary purchase price adjustments. The Vicksburg Sale Agreement contemplates that the purchase price will be paid in cash, except that, under certain circumstances, Nevada Gold may be entitled to fund up to $5.0 million of the purchase price through the issuance of a promissory note in favor of CP Vicksburg, which note would mature three years following the consummation of the sale of the Vicksburg Horizon. The closing of the sale of the Vicksburg Horizon is subject to the approval of the Bankruptcy Court and the receipt of regulatory approvals and the satisfaction of customary closing conditions. Pursuant to the Vicksburg Sale Agreement, the outside date for the closing of the sale is August 31, 2008, which date may be extended to November 30, 2008 in the event that certain regulatory approvals have not been received by Nevada Gold prior to that date. Under the Bankruptcy Code, the Company generally must assume or reject prepetition executory contracts subject to the approval of the Bankruptcy Court and certain other conditions. The Vicksburg Sale Agreement is a prepetition executory contract and the Company has not assumed or rejected the contract. See “Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code.”

Competition
We face intense competition in each of the markets in which our gaming facilities are located. All of our casinos primarily compete with other casinos in their respective geographic markets and, to a lesser degree, with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state sponsored lotteries, racetracks, jai alai, off-track wagering, video lottery and video poker terminals and card parlors. We expect this competition to intensify as new gaming operators enter some of the markets in which we operate and existing competitors expand their operations. In addition, some of our competitors have significantly greater financial resources than we do and as a result we may not be able to successfully compete with them in the future.
Several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of our gaming facilities by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of customers could have a material adverse effect on us.
In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. Online casinos offer a variety of games, including slot machines, roulette, poker and blackjack. Web-enabled technologies allow individuals to game using credit or debit cards. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.
Our operating results can be adversely affected by significant cash outlays for advertising and promotions and complimentary services to patrons, the amount and timing of which are partially dictated by the policies of our competitors and our efforts to keep pace with them. If our operating revenues are insufficient to allow management the flexibility to match the promotions of competitors, the number of our casino patrons may decline, which may have an adverse effect on our financial performance.
Our ability to successfully compete will also be dependent upon our ability to develop and implement strong and effective marketing campaigns both at our individual properties and across our business. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our markets and our financial performance could be adversely affected. See further details related to direct competition below under “—Properties and Segments.”
Trademarks
We use a variety of trade names, service marks and trademarks and believe that we have all of the licenses necessary to conduct our continuing operations. We have registered several service marks and trademarks with the United States Patent and Trademark Office, or U.S. PTO, or otherwise acquired the licenses to use those which are material to the conduct of our business. We have registered the following trademarks or service marks: “Belle of Baton Rouge,” “Lake Tahoe Horizon, “River Palms,” “Horizon,” “MontBleu,” “Aztar,” “Casino Aztar,” “Trop,” “Tropicana,” “Trop Park,” and “Island of Las Vegas.” We also have a number of trademark applications pending with the U.S. PTO. We believe there are no other trademarks or service marks presently at use in our business that are material to its conduct.
Seasonality
Our casinos are located in numerous domestic markets. Although some individual locations may experience fluctuations in revenues based on the season and weather, the fluctuations are minor in the aggregate.
Environmental Matters
As the owner, operator and developer of real property, we have to address, and may be liable for, hazardous materials or contamination on our properties. Some of our properties currently have or had in the past underground fuel storage tanks and construction materials containing asbestos. We have in the past, and may in the future, become liable for contamination on our properties that was caused by former owners or operators. For sites that we have acquired for development, we typically conducted environmental assessments to identify adverse impacts from former activities, including the improper storage or disposal of hazardous substances, and the existence of asbestos containing materials. We may not always identify environmental problems through this process and may become liable for historical contamination not previously discovered. For sites that we have sold, we may retain all or a portion of any residual environmental liability. In order to receive governmental approvals prior to engaging in site development, we must conduct assessments of the environmental impact of our proposed operations. Our ongoing operations are subject to stringent regulations relating to protection of the environment and handling of waste, particularly with respect to the management of wastewater from our facilities.

Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report, which Exhibit is incorporated herein by reference.
Our business is subject to various federal, state and local laws and regulations in addition to those discussed in Exhibit 99.1 to this Annual Report. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters (see “—Environmental Matters”), currency transactions, employees, taxation, zoning and building codes, marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business.
Available Information
This Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and our Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through our internet website, www.tropicanacasinos.com. The information contained on our website is not incorporated by reference into the Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K. All reports filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS
The Company and its business are subject to a number of risks including: (i) bankruptcy related risk factors and (ii) general business and financial risk factors. Any or all or such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries and affiliates.
You should carefully consider the risks described below as well as the other information contained in this Annual Report and our other public filings made with the SEC before making an investment decision with respect to our securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your original investment.
Risk Factors Specifically Related to our Current Reorganization cases under Chapter 11 of the U.S. Bankruptcy Code
Commencing May 5, 2008, the Company and certain of our subsidiaries and affiliates filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 filings include, but are not limited to, the following:
•	The Chapter 11 Cases may adversely affect our business prospects and/or our ability to operate during the reorganization.

•	The Chapter 11 Cases and the attendant difficulties of operating our properties while attempting to reorganize the business in bankruptcy may make it more difficult to maintain and promote our facilities and attract customers to our facilities.

•	The Chapter 11 Cases will cause us to incur substantial costs for professional fees and other expenses associated with the cases.

•	The Chapter 11 Cases may adversely affect our ability to maintain our gaming licenses in the jurisdictions in which we operate.

•	The Chapter 11 Cases will prevent us from continuing to grow our business through acquisitions and may restrict our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

•	The Chapter 11 Cases may adversely affect our ability to maintain, expand, develop and remodel our properties.

•	Transactions by the Debtors outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we seek to undertake in the Chapter 11 Cases.

•	We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

•	We may be unable to maintain satisfactory labor relations through the process of reorganization.

•	There can be no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. We are currently financing our operations during our reorganization using funds from operations and borrowings under our DIP Credit Facility and prepetition secured debt. We may be unable to operate pursuant to the terms of our DIP Credit Facility arrangements, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the Chapter 11 Cases. For more information regarding the terms of our DIP Credit Facility and other uses and sources of financing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•	There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the Company’s creditors, equity holder and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

•	Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization.
In addition, the uncertainty regarding the eventual outcome of our restructuring, and the effect of other unknown adverse factors could threaten our existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, obtaining Bankruptcy Court approval of a reorganization plan, maintaining our gaming licenses, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.
Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before our shareholder is entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or our shareholder, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company’s equity holder and notwithstanding the fact that such equity holder does not receive or retain any property on account of his equity interests under the plan of reorganization.
The audited consolidated financial statements of Tropicana Entertainment and the Affiliate Guarantors contained elsewhere in this Annual Report have been prepared assuming that such entities will be able to continue as going concerns. However, the report of our independent registered public accounting firm on the financial statements of Tropicana Entertainment and the Affiliate Guarantors as of and for the year ended December 31, 2007 include an explanatory paragraph describing the existence of substantial doubt about the ability of such entities to continue as going concerns. The reports observe that the entities have filed for bankruptcy subsequent to year-end. The reports also observe that these conditions raise substantial doubt about the ability of Tropicana Entertainment and the Affiliate Guarantors to continue as going concern.
The Tropicana Atlantic City is subject to New Jersey gaming regulations and is controlled by the ICA Trust and under the management control of the Trustee/Conservator. As a result, the proceeds we realize from the property’s sale may be limited, the property’s operating costs may increase from historical levels and we are no longer able to control the extent to which cash flow produced by the property is made available to Tropicana Entertainment.
On December 12, 2007, the NJ Commission denied Tropicana Entertainment’s application for plenary authorization as a casino holding company and declined to renew the existing license of Adamar. Prior to December 12, 2007, Adamar held the principal assets making up the Tropicana Atlantic City. Because it denied Tropicana Entertainment’s application for plenary authorization, the NJ Commission rendered operative the ICA Trust to hold the capital stock of Adamar pending final consideration of Tropicana Entertainment’s application for plenary authorization. Upon the ICA Trust becoming operative, a previously appointed trustee under the ICA Trust, Justice Stein, was empowered to manage the operations of the Tropicana Atlantic City until he can arrange the sale of the property to a third party. The NJ Commission’s refusal to renew Adamar’s license meant that, in addition to vesting management of the Tropicana Atlantic City to a trustee, the NJ Commission was authorized to appoint a conservator for Adamar. On December 12, 2007, the NJ Commission instituted a conservatorship and one week later, on December 19, 2007, the NJ Commission issued an order appointing Justice Stein as conservator of Adamar. See “Item 1. Business — Recent Developments — New Jersey Regulatory Determinations and the Contemplated Sale of the Tropicana Atlantic City.” Consequently, Adamar is controlled by the ICA Trust and under the management control of Justice Stein.

Although the extent to which Tropicana Entertainment is permitted to participate in the earnings of the Tropicana Atlantic City while the ICA Trust remains operative and the Conservator Order is in effect has not been expressly specified by the NJ Commission, the Trustee/Conservator may transfer some of the excess cash flow produced by the Tropicana Atlantic City to Tropicana Entertainment until the property is sold. As of April 30, 2008, the Trustee/Conservator had transferred $11.6 million to the Company. Justice Stein has, however, discontinued such transfers as of May 5, 2008, and there can be no assurance that the Trustee/Conservator will transfer any further funds produced by the Tropicana Atlantic City to Tropicana Entertainment.
In addition, the Tropicana Atlantic City presently operates under the direction of the Trustee/Conservator, which means that we do not exercise control over the operations of the Tropicana Atlantic City. As a result, the operating expenses incurred by the property may increase, which may, in turn, decrease the excess cash flow produced by the property which may be available for distribution to Tropicana Entertainment. If we do not receive sufficient distributions from the Tropicana Atlantic City, it may have a material adverse effect on the Company’s financial position and ability to operate its business as a debtor-in-possession.
The Trustee/Conservator is in the process of marketing the Tropicana Atlantic City, including Adamar, for sale to a third party. The proceeds that Tropicana Entertainment will be entitled to recover from the sale of Adamar are limited by the Conservator Order to an amount not to exceed the lower of the actual cost of the Adamar assets on the date on which we acquired Adamar, January 3, 2007, and the value of the Adamar assets calculated as if the investment in such assets had been made on the date of the New Jersey License Denials, December 12, 2007. Although we believe it is unlikely that the sale price of Adamar will exceed its actual cost on January 3, 2007 or the value of its assets as of December 12, 2007, there can be no assurance that we will receive all of the proceeds from the contemplated sale of the Tropicana Atlantic City as we would have received if the sale of the Tropicana Atlantic City were not subject to New Jersey gaming laws. Our bankruptcy filing may adversely impact the ability of the Trustee/Conservator to sell Adamar.
Our Casino Aztar Evansville is presently being managed by the Indiana Attorney-in-Fact pursuant to the Power of Attorney. As a result, the property’s operating costs may increase from their historical levels and we are no longer able to exercise control over day-to-day management decisions at the property.
On March 31, 2008, Aztar Indiana and the Indiana Gaming Commission entered into the Power of Attorney pursuant to the terms of which Robert T. Dingman was appointed to serve in a trustee capacity with respect to the Casino Aztar Evansville during the transitional period between his appointment and the completion of the Evansville Sale. Subsequently, on April 8, 2008, the Power of Attorney was amended to designate Mr. Dingman’s firm, Trinity Hill Group, LLC as the Indiana Attorney-in-Fact, with the exercise and performance of acts and powers under the Power of Attorney to be solely by Mr. Dingman.
We have the right under the Power of Attorney to receive the excess cash flow produced by the Casino Aztar Evansville and approve significant decisions with respect to the property, such as entering into material agreements, incurring debt, making substantial capital expenditures and settling lawsuits. In addition, the Indiana Attorney-in-Fact is required to consult with us before setting an annual budget for the Casino Aztar Evansville, making compensation decisions for the property’s executives and settling administrative actions relating to the property.
In its appointed capacity, the Indiana Attorney-in-Fact has the authority to manage the day-to-day operations of the Casino Aztar Evansville in its discretion, which means that we do not exercise control over the operations of the Casino Aztar Evansville. As a result, the operating expenses incurred by the property may increase, which may, in turn, decrease the excess cash flow produced by the property which is available for distribution to Tropicana Entertainment. Also, although the Indiana Attorney-in-Fact is required to distribute the excess cash flow produced by the Casino Aztar Evansville to Tropicana Entertainment, it is unclear that the Indiana Attorney-in-Fact will furnish such cash flow to us as promptly as we might have distributed the same to Tropicana Entertainment prior to the adoption of the Power of Attorney. If Tropicana Entertainment does not receive sufficient distributions from the Casino Aztar Evansville in a prompt manner, it may have a material adverse effect on the Company’s financial position and ability to operate its businesses as debtor in possession. Our bankruptcy filing may also adversely impact the Evansville sale.

If we are unable to consummate the Evansville Sale by September 28, 2008, the Indiana Attorney-in-Fact will have the right to sell the Casino Aztar Evansville under the Power of Attorney, and we will not be able to exercise control over the sale process. However, the Indiana Attorney-in-Fact must obtain Bankruptcy Court approval of any sale of the Casino Aztar Evansville that would occur prior to the confirmation of a plan of reorganization in Aztar Indiana’s Chapter 11 case.
Under the terms of the Power of Attorney, we may carry out the Evansville Sale in accordance with the terms of the Purchase Agreement until September 28, 2008. However, if we have not consummated the Evansville Sale by September 28, 2008, the Indiana Attorney-in-Fact, subject to the limitation noted above, will then have the authority to sell the Casino Aztar Evansville so long as the sale (i) terms comply with the contractual obligations of Tropicana Entertainment and its subsidiaries and (ii) is executed in exchange for consideration that is equal to or greater than the fair market value of the Casino Aztar Evansville.
There can be no assurance that we will be able to complete the Evansville Sale by September 28, 2008. In the event that we are unable to complete the Evansville Sale by such date and the Indiana Attorney-in-Fact is empowered to sell the Casino Aztar Evansville, we will not be able to control such sale process and, accordingly, may be unable to ensure that such sale, if it is completed at all, is consummated on terms acceptable to us.
We have settled litigation relating to alleged defaults under our leases with Park Cattle. However, there can be no assurance that the terms agreed to as part of such settlement will not materially adversely affect our results of operations.
On April 2, 2008, the Tropicana Parties entered into a Settlement Stipulation with Park Cattle pursuant to which the parties agreed to settle their ongoing litigation that had been pending in a Nevada state court with respect to the ground lease for the Tahoe Horizon Resort in South Lake Tahoe, Nevada. See “Item 1 – Business – Recent Developments – Settlement of Park Cattle Litigation” and “Item 3. Legal Proceedings—Park Cattle Litigation and Settlement” for more information. Under the terms of the Settlement Stipulation, the Unrestricted Affiliates agreed to make the Settlement Payments in the amount of $165 million to Park Cattle over the next three years, the first of which was made on April 2, 2008 in the amount of $40 million. Although the Unrestricted Affiliates are solely responsible for making such cash payments under the Settlement Stipulation, if they fail to timely make any required settlement payments or any of the Tropicana Parties fails to comply with certain ongoing covenants specified in the Settlement Stipulation prior to the payment in full of the Settlement Payments, Park Cattle generally has the right to seek certain remedies, including having a liquidated judgment in an amount up to $290 million entered against the Tropicana Parties in the Nevada state court. The entry of such a judgment would have a material adverse effect on us and our results of operations.
The covenants contained in the Settlement Stipulation include, among other things, making timely payments of rent under the leases, complying with certain protections for the benefit of Park Cattle in any bankruptcy cases of any of the Tropicana Parties, providing Park Cattle with quarterly and annual financial statements, maintaining permits, licenses and other authorizations applicable to the Tahoe Horizon Resort and the MontBleu and performing certain repairs at the Tahoe Horizon Resort and the MontBleu. The cost of compliance with these covenants, especially the covenant requiring certain repairs at the Tahoe Horizon Resort and the MontBleu, could be significant and could adversely affect our results of operations at such properties.
In addition, the Settlement Stipulation requires the Tropicana Parties to seek the consent of the lenders under the Senior Credit Facility to certain amendments to the leases for the Tahoe Horizon Resort and MontBleu. The proposed Tahoe Horizon Resort lease amendment provides, among other things, that the ground lease will terminate on March 31, 2011 subject to Landlord’s right to extend the term for up to an additional three years. In the event that the Tropicana Parties are unable to secure the consent of the lenders to the Tahoe Horizon Resort lease amendments by April 2, 2011, then Park Cattle has the right to file certain stipulated lease termination judgments with the Nevada state court that have the effect of terminating the Tahoe Horizon Resort lease. Under the Settlement Stipulation, Park Cattle also has an option to operate the Tahoe Horizon Resort (using Tahoe Horizon Resort’s gaming and other furniture, fixtures and equipment) for two years beginning April 1, 2011. In any event, we expect that we will no longer be able to operate the Tahoe Horizon Resort following the first quarter of 2011. As a consequence, our results of operations are likely to be adversely affected.
The proposed MontBleu lease amendment provides, among other things, that Park Cattle may terminate the lease effective January 1, 2018 (which is 10 years prior to the current termination date of the lease) by paying Tahoe Horizon LLC $15 million, which would adversely affect our results of operations by depriving us of the ability to continue operating the MontBleu. In the event that the Tropicana Parties are unable to secure the consent of the lenders to the MontBleu lease amendment by November 30, 2008 (which such deadline may be extended to May 31, 2009 upon the payment of $1 million to Park Cattle by CP Tahoe), then CP Tahoe will be obligated to pay Park Cattle $15 million. If CP Tahoe is required to make this payment to Park Cattle, our results of operations will be materially adversely affected.
For the foregoing reasons, we cannot assure you that the terms agreed to as part of the Park Cattle settlement will not materially adversely affect our results of operations. See “Item 1. Business - Recent Developments — Settlement of Park Cattle Litigation.”

Intense competition could result in our loss of market share or profitability.
We face intense competition in each of the markets in which our gaming facilities are located. All of our casinos primarily compete with other casinos in their respective geographic markets and, to a lesser degree, with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state sponsored lotteries, racetracks, jai alai, off-track wagering, video lottery and video poker terminals and card parlors. We expect this competition to intensify as new gaming operators enter some of the markets in which we operate and existing competitors expand their operations. For example, we believe that our Lighthouse Point and Jubilee Casino, both of which are located in Greenville, Mississippi, have faced significant competitive pressure due to the November 27, 2007 opening of Harlow’s Casino Resort, a single-level land based casino facility in Greenville. In addition, some of our competitors have significantly greater financial resources than we do and as a result we may not be able to successfully compete with them in the future. In addition, our highly leveraged position and the filing of the bankruptcy cases has had and will likely continue to have an adverse impact on our ability to compete.
Our Las Vegas properties draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona and Las Vegas. Native American casinos in California and other parts of the United States have diverted some potential visitors away from Nevada, which has had and could continue to have a negative effect on Nevada gaming markets.
Several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of our gaming facilities by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of customers could have a material adverse effect on us.
In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. Online casinos offer a variety of games, including slot machines, roulette, poker and blackjack. Web-enabled technologies allow individuals to game using credit or debit cards. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.
Competition from other casino and hotel operators involves not only the quality of casino, hotel room, restaurant, entertainment and convention facilities, but also hotel room, food and beverage prices. Our operating results can be adversely affected by significant cash outlays for advertising and promotions and complimentary services to patrons, the amount and timing of which are partially dictated by the policies of our competitors and our efforts to keep pace with them. If we lack the financial resources or liquidity to match the promotions of competitors, the number of our casino patrons may decline, which may have an adverse effect on our financial performance.
Our ability to successfully compete will also be dependent upon our ability to develop and implement strong and effective marketing campaigns both at our individual properties and across our business. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our markets and our financial position could be adversely affected. Our highly leveraged position and the filing of the bankruptcy cases will likely also adversely impact our ability to develop and implement these types of initiatives.
We are subject to litigation which, if adversely determined, could cause us to incur substantial losses. However, with certain exceptions, the filing of the Chapter 11 Cases operates as a stay with respect to the commencement or continuation of litigation against the Debtors that was or could have been commenced before the commencement of the Chapter 11 Cases. In addition, with respect to most of the litigation stayed by the commencement of the Chapter 11 Cases, the Debtors’ liability is subject to discharge in connection with the confirmation of a plan of reorganization, with certain exceptions. Therefore, certain litigation claims against the Debtors may be subject to compromise in connection with the Chapter 11 Cases. This may reduce our exposure to losses in connection with the adverse determination of such litigation.
We are, from time to time, during the normal course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. See “Item 3. Legal Proceedings.”
Certain litigation claims may not be covered entirely by our insurance policies, or at all, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert the attention of our management from the operations of our business. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our business and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

To operate our business and ultimately to restructure our capital structure, we will require a significant amount of cash, but our ability to generate cash depends on many factors beyond our control.
Our ability to satisfy our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, the Tropicana Atlantic City is under the control of the Trustee/Conservator, who exercises control over the cash flow produced by that property. Moreover, although the Power of Attorney requires the distribution of cash flow produced by the Casino Aztar Evansville to Tropicana Entertainment to service debt, the Indiana Attorney-in-Fact may exercise influence over the timing of any such distribution.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to operate our business and restructure our business in bankruptcy.
Only certain of Tropicana Entertainment’s subsidiaries guarantee its indebtedness, and the assets of non-guarantor subsidiaries may not be available to make payments on or otherwise satisfy the Notes.
Certain of Tropicana Entertainment’s subsidiaries, including Greenville Riverboat, a direct subsidiary of Tropicana Entertainment that it does not wholly-own, and its subsidiaries that hold the assets and operations relating to the Tropicana Las Vegas, including the 34-acre property located on the Las Vegas “Strip,” do not provide guarantees in respect of the Notes or the Senior Credit Facility. As a result, neither the Indenture nor the Senior Credit Facility restrict the amount of additional indebtedness that may be incurred by these non-guarantor subsidiaries, and defaults by these non-guarantor subsidiaries in respect of their indebtedness or even bankruptcy or liquidation events with respect to these subsidiaries may not constitute events of default under the Indenture or the Senior Credit Facility.
In the event that a non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to us. Consequently, claims in respect of the Notes or the Senior Credit Facility will be effectively subordinated to all of the liabilities of the non-guarantor subsidiaries, including trade payables, and the claims (if any) of third party holders of preferred equity interests in the non-guarantor subsidiaries.
Our labor costs could increase significantly.
Tropicana Entertainment’s subsidiaries that operate the Tropicana Las Vegas, MontBleu and Belle of Baton Rouge are parties to various collective bargaining agreements with certain unions. Changes to our collective bargaining agreements could cause significant increases in our labor costs, which could have a material adverse effect on our business and financial condition. Additionally, the unions with which Tropicana Entertainment’s subsidiaries have collective bargaining agreements or other unions could seek to organize employees at our non-union properties or groups of employees at our union properties that are not currently represented by unions. Union organization efforts may occur in the future, could cause disruptions in our business and result in our incurrence of significant costs, both of which could have a material adverse effect on our results of operations and financial condition.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
A prolonged dispute with our employees or a work stoppage at one or more of our casino properties could have an adverse impact on our operations. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casinos. As a result, a strike or other work stoppage at one of our casino properties could have an adverse effect on our business and results of operations.

Further, certain of our collective bargaining agreements have expired, or will expire, as a result of which we are seeking to renegotiate those agreements. The collective bargaining agreements between Tropicana Las Vegas and each of the Culinary Local 226 union and the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, its Territories and Canada Local No. 720 (“IATSE Local No. 720”) both expired on May 31, 2007. We have begun negotiations with the Culinary Local 226 union and the IATSE Local No. 720 union aimed at entering into new collective bargaining agreements with each of them and we and these unions have agreed to continue to perform under the terms of the expired contracts while negotiations continue among the parties. Two contracts with Teamsters Local Union No. 995, or the Teamsters, covering front desk and “back of the house” employees, expired March 31, 2008. We have begun negotiations on new contracts with the Teamsters, and both sides have agreed to execute an extension agreement to remain in place while negotiations continue. While we seek new agreements with all of the unions, there can be no assurance that we will be able to successfully renegotiate such agreements without incurring significant increases in our labor costs. In addition, if we are unable to renegotiate these agreements on mutually acceptable terms, the affected employees may engage in a strike instead of continuing to operate under the expired contracts, which could have a material adverse effect on our results of operations and financial condition.
In addition, any unexpected shutdown of one of our casino properties from a work stoppage or strike action could have an adverse effect on our business and results of operations. There can be no assurance that we can be adequately prepared for unexpected labor developments that may lead to a temporary or permanent shutdown of any of our casino properties.
We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely affect our business, financial condition and results of operations.
Regulation by Gaming Authorities.  We are subject to extensive regulation with respect to our ownership and operation of gaming facilities. State and local gaming authorities require us to hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The various gaming regulatory authorities, including the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Indiana Gaming Commission, the Louisiana Gaming Control Board and the Mississippi Gaming Commission have broad powers with respect to the licensing of casino operations and may deny, revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines, temporarily suspend casino operations and take other actions, any one of which could adversely affect our business, financial condition and results of operations. The risk of the gaming authorities taking such actions has been heightened as a result of the recent actions of gaming regulators in New Jersey and Indiana.
Other than the New Jersey License Denials, we have applied for or obtained all material governmental licenses, qualifications, registrations, permits and approvals that we believe to be materially necessary for the operation of our gaming facilities as operations at such facilities are presently conducted (other than certain findings of suitability and approvals with respect to recently hired employees, including Mr. Scott C. Butera and Mr. Robert Kocienski, as well as with respect to our newly appointed directors, Messrs, Benninger, Corrigan and Smith). However, there can be no assurance that we can obtain any new, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we expand any of our current gaming facilities or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. The gaming authorities in Nevada are conducting an investigation of our company. We cannot predict the outcome of this investigation or its potential impact on our company. In addition, the gaming authorities in Indiana may investigate our staffing reductions at the Casino Aztar Evansville pending the sale of that property. We cannot predict the outcome of such an investigation if it were to occur.
Potential Changes in Legislation and Regulation.  From time to time, legislators and special interest groups propose legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Further, from time to time, individual jurisdictions have considered or enacted legislation and referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect our operations. Any restriction on or prohibition relating to our gaming operations or enactment of other adverse legislation or regulatory changes could have a material adverse effect on our operating results.
Taxation and Fees.  The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. Worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and fees. In addition, state or local budget shortfalls could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets, could have a material adverse effect on our financial results.
Compliance With Other Laws.  We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the sale of alcoholic beverages. Failure to comply with these laws could have a material adverse effect on our business, financial condition or results of operations.

Our riverboats are subject to extensive regulations.
The riverboat gaming and support facilities that we operate must, in certain jurisdictions, including Louisiana, comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety or requirements of state and local law, including the requirements of state gaming authorities. If any of our riverboat gaming and support facilities fail to meet these requirements, we might be forced to stop operating the casino on it or connected with it. Each of our floating riverboat facilities must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes, as well as additional requirements mandated by state law or the relevant gaming regulatory authority. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a Certificate of Inspection or American Bureau of Shipping approval or other approval mandated by state law or by the gaming regulatory authority with respect to our riverboat facilities would preclude its use as a casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility or an underwater hull survey for all riverboats at five-year intervals and state and local authorities may have additional inspection requirements. The costs of travel to and from such docking facility, as well as the time required for inspections, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.
Dockside and riverboat facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather. Our riverboats face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.
We are subject to environmental, health and safety regulations, and any liabilities arising out of noncompliance with applicable laws, or the implementation of significant regulatory change, could adversely affect our results of operations.
As the owner, operator and developer of real property we have to address, and may be liable for, hazardous materials or contamination of these sites. For example, the removal or encapsulation of asbestos at the Tahoe Horizon Resort and MontBleu properties with respect to which we expect to perform remediation and repair work which may result in significant cost to us. Some of our properties currently have or had in the past underground fuel storage tanks and construction materials containing asbestos. We have in the past, and may in the future, become liable for contamination of our properties that was caused by former owners or operators. For sites we have acquired, we may not have identified environmental problems and may become liable for historical contamination not previously discovered. For sites that we have sold, we may retain all or a portion of any residual environmental liability. In order to receive governmental approvals prior to engaging in site development, we must conduct assessments of the environmental impact of our proposed operations. Our ongoing operations are subject to stringent regulations relating to protection of the environment and handling of waste, particularly with respect to the management of wastewater from our facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards or the more vigorous enforcement of environmental laws or regulations could significantly harm our business by increasing our expenses and limiting our future opportunities.
Our operations could be adversely affected due to the adoption of certain anti-smoking regulations.
In November 2006, voters in the State of Nevada adopted a referendum prohibiting smoking in indoor places of employment including, but not limited to, bars, taverns, grocery stores, drug stores and convenience stores, and giving future control over smoking regulation to individual counties and municipalities. While Nevada casino floors are exempt from the new law, the restaurants, lounges and bars adjacent, or connected, to our casinos are not exempt. Accordingly, this smoking restriction could result in decreased customer traffic at our casinos and have an adverse effect on our operating results.
Our business could suffer if we are the subject of negative publicity or litigation regarding allegations of food-related illnesses.
As an operator of hotels and restaurants, we are sometimes the subject of complaints or litigation from consumers alleging illness, injury or other food quality, health or operational concerns. Food-related illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. We cannot control all of the potential sources of illness that can be transmitted from food or our water supply. If any person becomes ill, or alleges becoming ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action, be forced to shut down one of our properties and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable; all of which could have long-lasting, negative effects on our financial position or results of operations.

The owner of Tropicana Entertainment’s equity interests may have interests that conflict with your interests.
Mr. William Yung indirectly owns all of the outstanding equity securities of Tropicana Entertainment, including 100% of its outstanding voting equity securities.
The interests of Mr. William Yung as Tropicana Entertainment’s indirect controlling equity holder, may conflict with your interests. For example the interests of Mr. William Yung as an indirect holder of Tropicana Entertainment’s equity might conflict with your interests as a holder of the Notes. Further, Mr. William Yung has no obligation to provide Tropicana Entertainment with any additional equity or debt financing.
In addition to being Tropicana Entertainment’s indirect controlling equity holder, Mr. William Yung is also the controlling shareholder of Columbia Sussex, and his interests with respect to our Company and Columbia Sussex may conflict. Similarly, Mr. William Yung also controls gaming assets that are not subsidiaries of Tropicana Entertainment or any of the Affiliate Guarantors. Specifically, Tropicana Casinos and Resorts directly holds the operations of its Amelia Belle Riverboat and the gaming assets and operations at the Casuarina. In addition, Columbia Sussex owns a resort in St. Maarten that contains a casino.
Mr. William Yung does not control JMBS Casino, one of the guarantors of the Notes that is not a subsidiary of Tropicana Entertainment, and the managers of, or holders of membership interests in, JMBS Casino could take actions that conflict with your interests or conflict with the interests of Tropicana Entertainment.
JMBS Casino, one of the Affiliate Guarantors, is wholly-owned by the JMBS Casino Trust (the “JMBS Trust”). Unlike CP Vicksburg and Realty, the other Affiliate Guarantors, Mr. William Yung does not control the business or operations of JMBS Casino. Each of Mr. William Yung’s children serves as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino.
JMBS Casino has agreed to guarantee the Notes and has agreed to be subject to the restrictive covenants contained in the Indenture. However, JMBS Casino and its managers are not obligated to otherwise operate the business of JMBS Casino in a way that benefits Tropicana Entertainment or the holders of its debt obligations. Further, JMBS Casino is controlled by Mr. William Yung’s children, and their interests could conflict with your interests in a manner similar to the potential conflicts of interest described under “—  The owner of Tropicana Entertainment’s equity interests may have interests that conflict with your interests.”
We depend upon our key employees and certain members of our management.
Our success is substantially dependent upon the efforts and skills of our senior management team. If we were to lose the services rendered by members of our senior management team, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. In Nevada, for example, there is intense competition to hire and retain high-level gaming executives and managerial personnel. An inability to hire and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
A majority of our gaming revenue is attributable to slot machines operated by us at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and technologically advanced slot machine games to our customers. We believe that a substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in our commercial arrangements with any of these slot machine manufacturers could result in our being unable to acquire the slot machines desired by our customers, or could result in manufacturers significantly increasing the cost of these machines. Alternatively, significant industry demand for new slot machines may result in our being unable to acquire the desired number of new slot machines or result in manufacturers increasing the cost of these machines.

The inability to obtain new and up-to-date slot machine games could impair our competitive position and result in decreased gaming revenues at our casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability.
In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements in order for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may also include a percentage payment to the manufacturer of “coin-in” or “net win.” Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at each of our properties.
For competitive reasons, we may be forced to purchase new slot machines, replace our older slot machines with more costly “ticket-in ticket-out” machines, or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, our profitability could be adversely affected. Our highly leveraged financial position and the filing of the bankruptcy cases may also adversely impact our ability to purchase new slot machines.
We may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses we may suffer.
We evaluate our risks and insurance coverage annually. While we believe we have obtained sufficient insurance coverage with respect to the occurrences of casualty damage to cover losses that could result from the acts or events described above for the next year, we may not be able to obtain sufficient or similar insurance for later periods and we cannot predict whether we will encounter difficulty in collecting on any insurance claims we may submit, including claims for business interruption.
In addition, while we maintain insurance against many risks to the extent and in amounts that we believe are reasonable, these policies do not cover all risks. Furthermore, portions of our business are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we occasionally opt to retain certain risks not covered by our insurance policies. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings.
As an example, we carry certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by our insurance policies, we may lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from such property, and our financial condition and results of operations could be adversely affected. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained. We currently participate in the insurance program arranged by Columbia Sussex Corporation and pay the allocated cost of such insurance as determined by the insurance broker hired by Columbia Sussex Corporation based on our relative exposures and risks to the total. If we attempted to obtain such insurance outside of our participation in the Columbia Sussex Corporation program there is no assurance that we could obtain such insurance at the current allocated cost or obtain the same coverages and limit that are currently provided to us under the Columbia Sussex Corporation program.
Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common to the areas in which our Louisiana property is located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. In addition, due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers for our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.

If there is a prolonged disruption at any of our properties due to natural disasters, terrorist attacks or other catastrophic events, or if several of our properties simultaneously experience such events, our results of operations and financial condition could be materially adversely affected.
Economic and political conditions, including slowdowns in the economy, and other factors affecting discretionary consumer spending may harm our operating results.
We believe our business may be adversely affected by the economic slowdown currently being experienced in the United States, as we are dependent on discretionary spending by our customers. Any worsening of current economic conditions could cause fewer people to spend money at our properties and could adversely affect our revenues. Other geopolitical events, such as terrorism or the threat of terrorism, may deter customers from visiting our properties.
Energy price increases may adversely affect our cost of operations and our revenues.
Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While we have not experienced shortages of energy or fuel to date, substantial increases in energy and fuel prices in the United States may negatively affect our operating results in the future. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact our revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could adversely impact our business in other direct and indirect ways.
Important Information Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our reorganization in bankruptcy, our operating plans, our competition, our ability to effect a successful restructuring, financing, revenue, amortization expense, tax benefits, our estimates regarding the expected amenities, our beliefs regarding the sufficiency of our existing cash and credit sources, including our DIP Credit Facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims, including the Chapter 11 Cases, on our business and financial condition.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. Among the factors that could cause actual results to differ materially from existing estimates are the following:
•	Our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases. The potential adverse impact of the Chapter 11 Cases on our operations, management and employees. The outcome and timing of our efforts to restructure and/or sell assets.

•	The possibility that the sale of the Tropicana Atlantic City will not be consummated on sufficiently favorable terms.

•	The effects of the appointment of the Trustee/Conservator to manage the operations of the Tropicana Atlantic City.

•	The effects of the appointment of a Trustee to manage the operations of the Casino Aztar Evansville.

•	The possibility that the sale of the Casino Aztar Evansville will not be consummated on sufficiently favorable terms.

•	The effects of the intense competition that exists in the gaming industry.

•	The risk that we may lose gaming or other necessary licenses required for the operation of properties.

•	The risk that the terms of our settlement with Park Cattle could materially and adversely affect our business, financial condition and results of operations.

•	The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

•	The effects of extreme weather conditions on our facilities and the geographic areas where we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The effects of events adversely impacting the economy or the regions where we draw a significant percentage of our customers, including the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of the Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry, particularly in light of our bankruptcy filing.

•	The fact that we may be unable to implement our renovation projects (including enhancements to improve property performance) and, if we are able to implement such projects, they are subject to the many risks inherent in the renovation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The following table sets forth certain information about our properties as of December 31, 2007. Except as otherwise indicated, we wholly own and operate the following casinos. For more information about our casino resort properties, please see “Item 1. Business – Properties and Segments.”

				Approximate
				Casino
		Acquisition		Square	Hotel	Slot		Table	Own/
Property Name	Location	Date		Footage	Rooms	Machines		Games	Lease		Employees
Nevada Segment:
Tahoe Horizon Resort	South Lake Tahoe, NV	Jan. 1990		43,000	539	703		32	Lease	(1)	537
MontBleu	South Lake Tahoe, NV	Jun. 2005		40,600	437	668		47	Lease	(1)	895
River Palms	Laughlin, NV	Sept. 2003		63,900	1,001	1,044		20	Lease	(2)	695
Tropicana Express	Laughlin, NV	Jan. 2007		53,700	1,495	1,073		35	Own		950

Mississippi River Basin Segment:
Lighthouse (3) (4)	Greenville, MS	Nov. 1996	(5)	22,000	—	725	(6)	9	Own		220
Baton Rouge	Baton Rouge, LA	Oct. 2005		28,500	300	1,019		23	Own		729
Evansville (7)	Evansville, IN	Jan. 2007		47,800	347	1,106		52	For Sale		877

Las Vegas Segment:
Tropicana Las Vegas (3)	Las Vegas, NV	Jan. 2007		60,700	1,876	975		37	Own		2,030

Atlantic City Segment:
Tropicana Atlantic City (8)	Atlantic City, NJ	Jan. 2007		148,000	2,125	4330		176	For sale		3,485

Guarantors:
Vicksburg Horizon (9)	Vicksburg, MS	Oct. 2003		20,900	117	691		19	Own		345
Jubilee (10)	Greenville, MS	March 2002		17,600	41	630		11	Own		322

(1)	Ground lease with Park Cattle.

(2)	Property is leased from Realty, an Affiliate Guarantor.

(3)	Greenville Riverboat, LLC and the subsidiaries of Tropicana Entertainment that hold the assets and operations relating to the Tropicana Las Vegas and the Lighthouse Point Casino are not guarantors of the Notes or of our Senior Credit Facility (and for Greenville Riverboat LLC only, the DIP Credit Facility), although Greenville Riverboat, LLC is subject to the restrictive covenants contained in the indenture and the credit documentation governing our Senior Credit Facility and the DIP Credit Facility.

(4)	Tropicana Entertainment indirectly holds a 79% voting interest and an 83.9375% economic interest in Greenville Riverboat, LLC, which manages the Lighthouse Point Casino. A wholly-owned subsidiary of Tropicana Entertainment owns the riverboat in which the Lighthouse Point Casino conducts its operations.

(5)	The Lighthouse Point Casino commenced operations in November 1996.

(6)	A large part of our slot machine inventory was experiencing a short term make over at December 31, 2007.

(7)	The day-to-day affairs of the Casino Aztar Evansville are managed by an attorney-in-fact acting in a trustee capacity pursuant to a power of attorney agreement entered into with the Indiana Gaming Commission as more fully described under “—Recent Developments – Appointment of Trustee at Casino Aztar Evansville.”

(8)	The principal assets making up the Tropicana Atlantic City are controlled by and under the management of the Trustee/Conservator as more fully described under “Item 1. Business - Recent Developments — New Jersey Regulatory Determinations and the Contemplated Sale of the Tropicana Atlantic City.” The Tropicana Atlantic City is not a party to the Chapter 11 Cases.

(9)	CP Vicksburg, one of the Affiliate Guarantors, owns and operates the Vicksburg Horizon Casino.

(10)	JMBS Casino, one of the Affiliate Guarantors, owns and operates the Jubilee Casino.
Facilities
General.  We currently share office space with Columbia Sussex at 740 Centre View Blvd., Crestview Hills, Kentucky 41017, but we expect to relocate our corporate headquarters to Las Vegas, Nevada. We plan, in addition to the following, to own or lease certain facilities which are not material to our operations. Substantially all land, casino hotel buildings, casino riverboats, pavilions, furnishings and equipment owned by us or acquired by us pursuant to the Aztar acquisition have been pledged as collateral under the Senior Credit Facility or the Las Vegas Term Loan.
Owned properties.  We wholly own the approximately 31 acre site on which the Tropicana Express is located, the approximately 34-acre site on which the Tropicana Las Vegas is located and the riverboat in which the Casino Aztar Evansville conducts its operations. In addition, we own the riverboats on which the Lighthouse Point Casino, Belle of Baton Rouge, Vicksburg Horizon and Jubilee Casino operate, as well as the 35 acres of land on which, and the facility in which, the River Palms operates. In addition, the majority of the approximately 14 acre site on which the Tropicana Atlantic City is located is held by the Trustee/Conservator pending its expected sale.
Properties leased from unrelated third parties.  Tropicana Entertainment’s subsidiary Aztar is a party to a lease with respect to its former corporate headquarters located in Phoenix, Arizona. The lease has a term extending through December 31, 2008, with monthly rental payments of $42,000.
The Casino Aztar Evansville operates on an eight-and-one-half acre site next to the Ohio River in downtown Evansville, Indiana. Approximately four-and-one-half acres are leased from the city of Evansville. Aztar owns the remaining four acres. Aztar’s lease with the city of Evansville was entered into in 1995 for an initial term of ten years, with Aztar entitled to exercise up to three five-year renewal options. In July 2005, Aztar exercised the first of its three renewal options to extend the lease term through November 2010. Aztar also modified the lease to add four additional five-year renewal options that give it the ability to continue the lease through November 30, 2040. Under the terms of the lease renewal, the city of Evansville will provide Aztar with 40% of credit against its rent for development capital expenditures, up to $25.0 million, incurred by Aztar.
Tahoe Horizon LLC leases the land for its hotel casino and its parking garage from Park Cattle under two separate leases. Under the terms of the leases, rent is equal to the greater of the base rent, which is currently $3.7 million per year, subject to annual adjustment to reflect increases in the Consumer Price Index, or 5% of Tahoe Horizon LLC’s net gaming revenues.
We also have a lease agreement with Park Cattle with respect to the land on which, and the building in which, the MontBleu operates. Under the terms of the lease, rent is set at $475,000 per month, subject to annual adjustment to reflect increases in the Consumer Price Index. However, we are seeking to amend such lease as further described under “Item 1 – Business – Recent Developments – Settlement of Park Cattle Litigation” and “Item 3. Legal Proceedings—Park Cattle Litigation and Settlement.”

The Belle of Baton Rouge leases the land and buildings which comprise its hotel properties under three separate leases. It has two leases with Cohn Realty Co. (an unrelated party), both of which extend through 2013, but which we have the option to extend for up to an additional 70 years. The Belle of Baton Rouge has a third lease with Rosenthal and Associates (an unrelated party), which extends through 2012, but which we have the option to extend for up to an additional 70 years. The three leases require fixed monthly payments in an aggregate amount of $22,000, subject to adjustment every five years to reflect increases in the Consumer Price Index.
The Lighthouse Point Casino leases approximately four acres of land from the Greenville Marine Corporation (an unrelated party), on which the docking, entry and parking facilities of the casino are situated. The Lighthouse Point Casino is required to pay an amount equal to 2% of its monthly gross gaming revenue in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, the Lighthouse Point Casino is required to pay 8% of the excess amount as rent to Greenville Marine Corporation pursuant to the terms of the lease. The current lease expires in 2009 and gives us the option to extend its term through 2044.
CP Vicksburg has a lease agreement with the city of Vicksburg, which permitted the development of the Vicksburg Horizon and provides for ongoing payments to the city. The lease agreement expires in 2033. Amounts required to be paid to the city include (i) a fixed annual payment of $576,000, subject to adjustment to reflect increases in the Consumer Price Index, payable in monthly installments, and (ii) 1.5% of the net operating revenue produced by the property (defined in the lease agreement to include revenues derived primarily from gaming, food and beverages), which is also payable monthly. Columbia Sussex guarantees CP Vicksburg’s obligations under the lease agreement.
JMBS Casino is a party to three leases for the docking, entry, and parking facilities at the Jubilee Casino. The lease for dockage rights for the riverboat extends through 2010 and requires monthly rent payments of $35,000. On November 7, 2006, JMBS Casino entered into a new lease agreement with the city of Greenville for the same dockage rights. The terms of the new lease, which will be effective beginning in September 2010 and will extend through August 2040, will require monthly rent payments of $62,000. One stipulation in this new lease is that the city of Greenville has agreed to refrain from engaging in any other gaming or related activities on any property owned or leased by the city within the city of Greenville. A second lease for dockage rights and riverfront property covers a second barge, which was assigned to JMBS Casino by the prior owner of the Jubilee Casino upon JMBS Casino’s acquisition of the property. This second lease extends through 2008, and JMBS Casino has renewal options to extend the term through 2017. The agreement requires monthly rental payments of $30,000 plus 5.0% of net pre-tax profits up to $4.0 million, subject to adjustments to reflect increases in the Consumer Price Index. A third lease for docking and entry expires in 2013 and requires monthly payments of $1,000.
Properties leased from affiliates.  Tropicana Entertainment’s subsidiary St. Louis Riverboat Entertainment owns the riverboat that makes up part of the Lighthouse Point Casino complex. Greenville Riverboat entered into a charter party agreement with St. Louis Riverboat Entertainment on January 20, 1995 to lease the riverboat for an initial term of five years, which has been extended to January 19, 2009, which Greenville Riverboat has the option to renew for two additional five-year terms. The monthly rent is $79,000 plus applicable taxes. See also “Item 13. Certain Relationships and Related Party Transactions.”
Realty, one of the Affiliate Guarantors, owns the real estate on which, and the facility in which, the River Palms operates. A subsidiary of Tropicana Entertainment has a lease with Realty for the property, with a term extending through September 30, 2018. Rent is $425,000 per month under the lease.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are party to various lawsuits, legal proceedings and claims arising out of our respective businesses. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we do not believe that the outcome of any currently existing proceeding, even if determined adversely, would have a material adverse effect on our business, financial condition or results of operations.
With certain exceptions, the filing of the Chapter 11 Cases operates as a stay with respect to the commencement or continuation of litigation against the Debtors that was or could have been commenced before the commencement of the Chapter 11 Cases. In addition, with respect to most of the litigation stayed by the commencement of the Chapter 11 Cases, the Debtors’ liability is subject to discharge in connection with the confirmation of a plan or reorganization, with certain exceptions. Therefore, certain litigation claims against the Debtors may be subject to compromise in connection with the Chapter 11 Cases. This may reduce our exposure to losses in connection with the adverse determination of such litigation.

Appeal of New Jersey Casino Control Commission License Refusal
On December 12, 2007, the NJ Commission issued an order and opinion pursuant to which it refused to grant Tropicana Entertainment’s application for plenary authorization as a casino holding company or to renew the existing license of Adamar (the “Applications”). By the same order, the NJ Commission found against Tropicana Entertainment on an administrative complaint that alleged violations of NJ Commission regulations, and imposed a fine in the amount of $750,000.
By Notice of Appeal filed on December 14, 2007, we appealed the NJ Commission’s Order to the Superior Court of New Jersey, Appellate Division (“Appellate Division”). By a decision rendered on July 1, 2008, the Appellate Division rejected our appeal and affirmed the order of the NJ Commission. We intend to seek further review in the New Jersey Supreme Court.
Park Cattle Litigation and Settlement
Tropicana Casinos and Resorts has operated the Tahoe Horizon Resort on the leased premises since 1989. In 2005, Park Cattle sent Tropicana Casinos and Resorts a letter alleging that numerous structural and other deficiencies existed at the property, which was the first such complaint Park Cattle had issued since the inception of Tropicana Casinos and Resorts’ tenancy. In March 2005, Tropicana Casinos and Resorts received an extensive list of repairs and improvements that Park Cattle claimed were necessary in order to bring the Tahoe Horizon Resort into compliance with the terms of the leases.
In October 2005, Tropicana Casinos and Resorts, our ultimate parent, received a default notice from Park Cattle, the landlord for the two ground leases for our Tahoe Horizon Resort property, arising from Tropicana Casinos and Resorts’ alleged failure to maintain the Tahoe Horizon Resort hotel and casino facilities as required by the leases. In response to this default notice, Tropicana Casinos and Resorts filed a Complaint for Declaratory Relief, Injunctive Relief and Damages in the Ninth Judicial District Court in Douglas County, Nevada seeking relief from the court in the form of an order declaring that Tropicana Casinos and Resorts is not in default under the leases and enjoining Park Cattle from terminating the leases or attempting to retake the leased premises. Park Cattle filed a counterclaim seeking a declaration from the court that Tropicana Casinos and Resorts breached the leases by failing to maintain the Tahoe Horizon Resort in a “first class condition,” competitive with other casino hotels in South Lake Tahoe, and that the leases should therefore be considered terminated due to Tropicana Casinos and Resorts’ alleged failure to cure the alleged defaults. The trial in this action began on February 11, 2008. On April 2, 2008, the Tropicana Parties entered into a Settlement Stipulation, as further described below, with Park Cattle pursuant to which the parties agreed to settle their ongoing litigation that had been pending in a Nevada state court with respect to the ground lease for the Tahoe Horizon Resort in South Lake Tahoe, Nevada.
The Settlement Stipulation also addressed certain disputes with respect to our MontBleu property. Our MontBleu property is also situated on land subject to a ground lease with Park Cattle. Tropicana Casinos and Resorts has not received a default notice from Park Cattle with respect to the MontBleu lease and is not currently party to any litigation with Park Cattle with respect to this lease. However, in early 2005, Tropicana Casinos and Resorts began receiving notices from Park Cattle requesting that specific repairs be made at the MontBleu property. On April 2, 2008, the Tropicana Parties entered into a Settlement Stipulation, as further described below, with Park Cattle pursuant to which the parties agreed to address their claims relating to the ground lease for the MontBleu. We acquired the MontBleu (which was formerly named Caesar’s Tahoe) from Harrah’s in June 2005. Under the terms of the acquisition agreement with Harrah’s, Harrah’s has agreed to indemnify us in an amount not to exceed $10.0 million for capital expenditures we are required to make at the MontBleu property and has paid for certain repairs to the parking garage and roof of the property pursuant to this indemnity arrangement in an aggregate amount of $4.7 million. However, we cannot be confident that the Harrah’s indemnity will be sufficient to cover any further expenditures that we may be required to make to the MontBleu property in response to requests from Park Cattle at the MontBleu property under the Settlement Stipulation.
Under the terms of the Settlement Stipulation described above, the Unrestricted Affiliates agreed to make the Settlement Payments in the amount of $165 million to Park Cattle over the next three years, the first of which was made on April 2, 2008 in the amount of $40 million. The Unrestricted Affiliates are solely responsible for making such cash payments under the Settlement Stipulation, which means that none of Tropicana Entertainment, Tahoe Horizon LLC or CP Tahoe has any direct financial obligation for the Settlement Payments unless certain defaults occur under the Settlement Stipulation prior to the payment in full of the Settlement Payments, as further described below.

Pursuant to the terms of the Settlement Stipulation, the Tropicana Parties agreed to dismiss their claims against Park Cattle. In turn, Park Cattle agreed to dismiss its claims against the Tropicana Parties, provided that the Unrestricted Affiliates make timely settlement payments in accordance with the terms of the Settlement Stipulation and the Tropicana Parties comply with certain ongoing covenants specified in the Settlement Stipulation. Such covenants include, among other things, complying with certain protections for the benefit of Park Cattle in any bankruptcy cases of any of the Tropicana Parties, providing Park Cattle with quarterly and annual financial statements, maintaining permits, licenses and other authorizations applicable to the Tahoe Horizon Resort and the MontBleu and performing certain repairs at the Tahoe Horizon Resort and the MontBleu properties in accordance with applicable law. If the Tropicana Parties fail to comply with the terms of the Settlement Stipulation prior to the payment in full of the Settlement Payments, Park Cattle generally has the right to seek certain remedies, including having a liquidated judgment in the amount of the Liquidated Amount of up to $290 million entered against the Tropicana Parties in the Nevada state court. In the event of the commencement of bankruptcy cases by or against any of Tropicana Parties, Park Cattle is entitled to file contingent proofs of claim in the Liquidated Amount, which become fixed claims in the amount of $150 million or $175 million upon the occurrence of certain events of default under the Settlement Stipulation, and in the Liquidated Amount upon the occurrence of certain other events of default under the Settlement Stipulation.
In addition, the Settlement Stipulation requires the Tropicana Parties to seek the consent of the lenders under the Senior Credit Facility to certain amendments to the leases for the Tahoe Horizon Resort and the MontBleu. The proposed Tahoe Horizon Resort lease amendment provides, among other things, that the ground lease will terminate on March 31, 2011 subject to the landlord’s right to extend the term for up to an additional three years. In the event that the Tropicana Parties are unable to secure the consent of the lenders to the Tahoe Horizon Resort lease amendments by April 2, 2011, then Park Cattle has the right to file certain stipulated lease termination judgments with the Nevada state court that have the effect of terminating the Tahoe Horizon Resort lease. Under the Settlement Stipulation, Park Cattle also has an option to operate the Tahoe Horizon Resort (using Tahoe Horizon Resort’s gaming and other furniture, fixtures and equipment) for two years beginning April 1, 2011.
The proposed MontBleu lease amendment provides, among other things, that Park Cattle may terminate the lease effective January 1, 2018 (which is 10 years prior to the current termination date of the lease) by paying Tahoe Horizon LLC $15 million. Under the proposed terms of the amendment, if CP Tahoe assigns the MontBleu lease to a third party under certain circumstances, it would be obligated to pay Park Cattle a fee equal to the Additional Assignment Fee plus the assignment fee already contemplated by the lease. In addition, under the proposed lease amendment, Park Cattle would enjoy a right of first refusal with respect to the sale of the MontBleu and would receive a credit against the purchase price in the amount of the Purchase Credit plus the assignment fee already contemplated by the lease in connection with the exercise of such right of first refusal under certain circumstances. In the event that the Tropicana Parties are unable to secure the consent of the lenders to the MontBleu lease amendment by November 30, 2008 (which deadline may be extended to May 31, 2009 upon the payment of $1 million to Park Cattle by CP Tahoe), then CP Tahoe will be obligated to pay Park Cattle $15 million. However, in the event that CP Tahoe makes this $15 million payment, Park Cattle will not be entitled to the Additional Assignment Fee or the Purchase Credit mentioned previously.
Atlantic City Class Action
The Console Law Firm, based in Philadelphia, Pennsylvania, advised in a February 21, 2008 letter that it represents 25 former employees of Adamar of New Jersey, Inc. who worked at the Tropicana Casino in Atlantic City, New Jersey and were laid off from their employment as part of a reduction in force beginning in January 2007 (collectively, these 25 former employees are referred to as the “Complainants”). In the demand letter, Console advises it has filed administrative charges on behalf of all the employees against Columbia Sussex, TCR, Aztar, and Adamar, with the intention to withdraw those charges once the appropriate time period has passed and file civil lawsuits in the United States District Court for the District of New Jersey. To date, four civil lawsuits have been commenced on behalf of thirteen Complainants. We provide more detailed information regarding the currently pending charges and court-filed litigations below.
In the attorney letter, counsel for the Complainants advise that, in litigation, they will seek full compensation for past and future economic loss, compensatory damages (including emotional distress damages), liquidated damages, punitive damages, costs of suit, and attorneys’ fees.  Accordingly, their attorney letter conveys a formal demand of $25.6 million to settle all of Complainants’ respective claims in lieu of further legal action. Such demand is designed to compensate each Complainant for ten times his/her annual salary plus a lump sum payment. No monetary offer has been made in response to this demand.

Robert Fisher & Charles Nardo v. Columbia Sussex Corporation, Tropicana Casinos and Resorts, Inc. (f/k/a Wimar-Tahoe, Inc. d/b/a Columbia Entertainment), Aztar Corporation, and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, 1:07-cv-04820, District Court for the District of New Jersey.
On October 4, 2007, Plaintiffs Robert Fisher and Charles Nardo (“Plaintiffs”) filed a five-count complaint against Columbia Sussex, TCR, Aztar, and Adamar (collectively, “Defendants”) in the United States District Court for the District of New Jersey. In their complaint, Plaintiffs, who were laid off from their employment in early 2007, allege age discrimination in violation of the Age Discrimination in Employment Act (“ADEA”) and the New Jersey Law Against Discrimination (“NJLAD”), as well as violations of the Older Worker Benefit Protection Act (“OWBPA”).  Plaintiffs allege that the releases of claims signed by Plaintiffs as part of the 2007 layoffs are unenforceable and, as such, seek equitable relief, including obligating Defendants to notify all individuals over the age of 40 who signed said releases that the releases are unenforceable. If such relief is granted, the potential exists for additional claims against Defendants or related entities. Plaintiffs also seek damages in an amount to be determined at trial, including compensatory damages, liquidated damages, punitive damages, costs of suit, attorneys’ fees, and other relief the District Court may deem appropriate. Notwithstanding, as part of the settlement demand on behalf of all 25 Complainants, Plaintiffs each conveyed a formal demand of ten (10) times his annual salary plus a lump sum payment of $0.5 million to settle their respective claims in lieu of further legal action.
On February 7, 2008, Defendants filed an answer to Plaintiffs’ complaint denying Plaintiffs’ allegations in their entirety. This matter is proceeding in written discovery and document production. Depositions have commenced and will likely continue through at least 2008. Defendants intend to vigorously defend against Plaintiffs’ claims; however, at this stage of the litigation, an ultimate outcome cannot be predicted.
In light of Tropicana Entertainment and Aztar’s bankruptcy discussed above, on May 9, 2008, Tropicana Entertainment (a non-party) and Aztar filed a suggestion of bankruptcy with the District Court in this litigation to alert the District Court of the Chapter 11 Cases and the applicability of the automatic stay.
Gerald Lee and Allen Mark v. Columbia Sussex Corporation, Tropicana Casinos and Resorts, Inc. (f/k/a Wimar-Tahoe, Inc. d/b/a Columbia Entertainment), Aztar Corporation, and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, 1:08-cv-01147, District Court for the District of New Jersey.
On March 4, 2008, Plaintiffs Gerald Lee and Allen Mark (“Plaintiffs”) filed a nine-count complaint against Columbia Sussex, TCR, Aztar, and Adamar (collectively, “Defendants”) in the United States District Court for the District of New Jersey. In their complaint, Plaintiffs, who were laid off from their employment in early 2007, allege age discrimination in violation of the Age Discrimination in Employment Act and the New Jersey Law Against Discrimination (“NJLAD”); race discrimination and harassment in violation of Title VII of the Civil Rights Act, 42 U.S.C. § 1981, and NJLAD; and violations of the Older Worker Benefit Protection Act. Plaintiffs allege that the releases of claims signed by Plaintiffs as part of the 2007 layoffs are unenforceable and, as such, seek equitable relief, including obligating Defendants to notify all individuals over the age of 40 who signed said releases that the releases are unenforceable. If such relief is granted, the potential exists for additional claims against Defendants or related entities. Plaintiffs also seek damages in an amount to be determined at trial, including compensatory damages, liquidated damages, punitive damages, costs of suit, attorneys’ fees, and other relief the District Court may deem appropriate. Notwithstanding, as part of the settlement demand on behalf of all 25 Complainants, Plaintiffs each conveyed a formal demand of ten (10) times his annual salary plus a lump sum payment of $0.5 million to settle their respective claims in lieu of further legal action.
On May 28, 2008, Defendants filed their answer and defenses to Plaintiffs’ complaint. The District Court scheduled an initial conference on June 18, 2008. Thereafter, this matter will proceed to discovery. Defendants intend to vigorously defend against Plaintiffs’ claims; however, at this stage of the litigation, an ultimate outcome cannot be predicted.
In light of Tropicana Entertainment and Aztar’s bankruptcy filing (discussed above), on May 20, 2008, we filed a suggestion of bankruptcy with the District Court in this litigation to alert the District Court of the Chapter 11 Cases and the applicability of the automatic stay.
Victor White v. Columbia Sussex Corporation, Tropicana Casinos and Resorts, Inc. (f/k/a Wimar-Tahoe, Inc. d/b/a Columbia Entertainment), Aztar Corporation, and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, 1:08-cv-00616, District Court for the District of New Jersey.
On February 4, 2008, Plaintiff Victor White (“Plaintiff”) filed a three-count complaint against Columbia Sussex, TCR, Aztar, and Adamar (collectively, “Defendants”) in the United States District Court for the District of New Jersey. In his complaint, Plaintiff, who was terminated from his employment in May 2007, alleges age discrimination in violation of the Age Discrimination in Employment Act and the New Jersey Law Against Discrimination, as well as violations of the Family and Medical Leave Act. Plaintiff seeks equitable relief, in addition to damages in an amount to be determined at trial, including compensatory damages, liquidated damages, punitive damages, costs of suit, attorneys’ fees, and other relief the District Court may deem appropriate.

On April 23, 2008, Defendants filed their answer and defenses to Plaintiff’s complaint. On May 21, 2008, the District Court held an initial scheduling conference. This matter will now proceed to discovery. Defendants intend to vigorously defend against Plaintiff’s claims; however, at this stage of the litigation, an ultimate outcome cannot be predicted.
In light of Tropicana Entertainment and Aztar’s bankruptcy filing (discussed above), on May 13, 2008, we filed a suggestion of bankruptcy with the District Court in this litigation to alert the District Court of the Chapter 11 Cases and the applicability of the automatic stay.
James Asselta, Barry Copeland, Michael Imperatrice, Michael Mazzone, William Mohnack, Fred Preece, Emiterio Werleman and Robert Yahnite v. Columbia Sussex Corporation, Tropicana Casinos and Resorts, Inc. (f/k/a Wimar-Tahoe Corporation d/b/a Columbia Entertainment), Aztar Corporation, and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, 1:08-cv-02007, District Court for the District of New Jersey.
On April 21, 2008, eight (8) plaintiffs filed suit against Defendants setting forth claims pursuant to the New Jersey Law Against Discrimination (“NJLAD”), the Age Discrimination in Employment Act (“ADEA”), as amended by the Older Workers Benefit Protection Act, the federal Family Medical Leave Act and the New Jersey Family Leave Act. Specifically, Plaintiffs allege Defendants terminated their respective employment on the basis of age in violation of the NJLAD and ADEA. Plaintiff Mazzone also alleges all Defendants failed to hire him on the basis of age in violation of the ADEA and NJLAD. Additionally, Plaintiffs Imperatrice, Werleman and Yahnite claim Defendants terminated their respective employment because each utilized covered leave to care for a family member and/or for their own medical condition.
Plaintiffs seek to hold all Defendants liable under various theories including joint employer. Plaintiffs allege that the releases of claims signed by Plaintiffs as part of the 2007 layoffs are unenforceable and, as such, seek equitable relief, including obligating Defendants to notify all individuals who signed said releases that the releases are unenforceable. Plaintiffs also seek damages in an amount to be determined at trial, including compensatory damages, liquidated damages, punitive damages, costs of suit, attorneys’ fees, and other relief the District Court may deem appropriate.
In light of Tropicana Entertainment and Aztar’s bankruptcy filing (discussed above), on May 21, 2008, we filed a suggestion of bankruptcy with the District Court in this litigation to alert the District Court of the Chapter 11 Cases and the applicability of the automatic stay.
Pending Administrative Claims of Joseph Bond, Terry Ciarlante, Mike Coholan, Al Fedeli, Patrick O’Brien, Anne Prettyman, Jesus Rodriguez, Diane Siracusa, Reginald Smalls, Bowen Sussman, Marguerite Tucker, Ervin Williams and Willie Wilkes.
As indicated above, the Console Law Firm has advised that administrative charges of discrimination in connection with layoffs in early 2007 have been filed with the Equal Employment Opportunity Commission against Columbia Sussex, TCR, Aztar, and Adamar. The charges are still pending on behalf of 12 former employees of Adamar, Joseph Bond, Terry Ciarlante, Mike Coholan, Al Fedeli, Patrick O’Brien, Anne Prettyman, Jesus Rodriguez, Diane Siracusa, Reginald Smalls, Bowen Sussman, Marguerite Tucker, Ervin Williams, and Willie Wilkes (collectively “Complainants”).
Although we have not yet received the pending individual charges of discrimination filed by each Complainant, their attorney letter sets forth their claims against Columbia Sussex, TCR, Aztar, and Adamar. While the specific allegations of each Complainant may differ and/or may not include all the claims described in the litigations discussed above, their claims, as a whole, will likely include age discrimination in violation of the Age Discrimination in Employment Act and the New Jersey Law Against Discrimination, and violations of the Older Worker Benefit Protection Act.
At this time, we have not received actual copies of the charges, however, we are advised they are similar to those which we have reviewed in connection with the above described litigation matters.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 6. SELECTED FINANCIAL DATA
Tropicana Entertainment and Tropicana Casinos and Resorts
The table that follows below sets forth selected historical consolidated financial data of Tropicana Entertainment and Tropicana Casinos and Resorts, our ultimate parent company and predecessor.
The selected historical income statement data of Tropicana Entertainment for the fiscal year 2007 and its selected historical balance sheet data as of December 31, 2007 have been derived from the audited consolidated financial statements of Tropicana Entertainment included elsewhere in this Annual Report. In December 2007, the NJ Commission declined to grant Tropicana Entertainment’s application for plenary authorization as a casino holding company or renew the existing license of Adamar. Instead, the NJ Commission declared operative the ICA Trust. As a result, the Trustee/Conservator assumed control and management responsibility for the Tropicana Atlantic City and began the process of marketing the property for sale. In addition, Tropicana Entertainment entered into a definitive agreement to sell the Casino Aztar Evansville on March 31, 2008. Therefore, neither the results of Tropicana Atlantic City nor Casino Aztar Evansville are included in “income from continuing operations” in the following historical consolidated financial information.
The selected historical consolidated income statement data of Tropicana Casinos and Resorts for the 2006 and 2005 fiscal years and its selected historical consolidated balance sheet data as of December 31, 2006 have been derived from the audited consolidated financial statements of Tropicana Casinos and Resorts included elsewhere in this Annual Report. The selected consolidated income statement data of Tropicana Casinos and Resorts for the 2004 and 2003 fiscal years, and the selected historical consolidated balance sheet data as of December 31, 2005, 2004, and 2003 have been derived from the audited consolidated financial statements of Tropicana Casinos and Resorts not included elsewhere in this Annual Report.
In connection with a corporate reorganization conducted substantially concurrently with the Aztar acquisition, Tropicana Casinos and Resorts contributed to Tropicana Entertainment substantially all of its gaming properties. In the corporate reorganization, Tropicana Casinos and Resorts did not contribute to Tropicana Entertainment the assets relating to its Amelia Belle Riverboat or the gaming assets and operations at the Casuarina, a casino located in leased space in a hotel property that is managed by Columbia Sussex and owned by an affiliate of Columbia Sussex. Accordingly, the selected historical consolidated financial data of Tropicana Casinos and Resorts set forth in the table below reflects the Amelia Belle Riverboat and the gaming assets and operations at the Casuarina as discontinued operations. In addition, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the selected historical consolidated financial data of Tropicana Casinos and Resorts through December 31, 2006 and the selected historical financial data of Tropicana Entertainment thereafter include the results of Realty, one of our Affiliate Guarantors, a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization and of which Tropicana Entertainment became the primary beneficiary thereafter. For a more detailed presentation of Realty’s results, see the financial statements of Realty included elsewhere in this Annual Report. Furthermore, on December 12, 2006, Tropicana Casinos and Resorts acquired all of the issued and outstanding equity interests in Tropicana Pennsylvania, which is not subject to the restrictive covenants contained in the Indenture. Accordingly, the selected historical consolidated financial data of Tropicana Casinos and Resorts set forth in the table below reflect Tropicana Pennsylvania as a discontinued operation.
Tropicana Casinos and Resorts, through its operating subsidiaries, has made several significant acquisitions of gaming properties over the past few years, including the River Palms in Laughlin, Nevada in September 2003, the MontBleu in South Lake Tahoe, Nevada in June 2005 and the Belle of Baton Rouge in Baton Rouge, Louisiana in October 2005. These gaming properties materially increased Tropicana Casinos and Resorts’ net operating revenues in the periods following their acquisitions. The Amelia Belle Riverboat and the gaming assets and operations at the Casuarina, which were not contributed to Tropicana Entertainment as part of the transactions entered into in connection with the Aztar acquisition, are shown as “Discontinued Operations, Casinos to be Transferred” in the consolidated financial statements of Tropicana Casinos and Resorts contained elsewhere in this Annual Report.

The historical results below do not represent the results of the restricted group. The historical results set forth below do not necessarily indicate results expected for any future period, and the results of any future period do not necessarily indicate results that may be expected for any other period or the full fiscal year. The following historical consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tropicana Entertainment, LLC and Tropicana Casinos and Resorts, Inc.” and the consolidated financial statements of Tropicana Entertainment and Tropicana Casinos and Resorts included elsewhere in this Annual Report.

		Predecessor
(in thousands)	Successor	Year Ended December 31,
	2007 (1)	2006 (2)	2005 (2)	2004 (2)	2003 (2)

Income Statement Data:
Net operating revenues	$512,483	$288,863	$186,642	$121,917	$89,971
Income (loss) from operations	(200,837)	58,578	39,717	25,458	20,564
Income (loss) from continuing operations	$(413,643)	$28,709	$30,773	$20,789	$16,871
Balance Sheet Data (as of period end):
Cash and cash equivalents	$88,248	$33,023	$41,233	$26,339	$21,884
Total assets	2,774,428	1,734,091	368,268	115,808	100,158
Total debt (excluding related party)	2,711,344	1,155,975	199,500	19,950	22,700
Member’s equity (deficit)	$(457,572)	$146,931	$120,017	$71,573	$53,653

(1)	Reflects results of Tropicana Entertainment. Includes Aztar’s results of operations from January 3, 2007, the date of its acquisition.

(2)	Reflects results of Tropicana Casinos and Resorts.
CP Laughlin Realty, LLC
The following table sets forth selected historical financial data of Realty, one of the Affiliate Guarantors. Realty was formed on August 1, 2003 for the purpose of acquiring and leasing to an affiliated company, Columbia Properties Laughlin, LLC (“Laughlin”), the non-gaming assets of the River Palms in Laughlin, Nevada. Laughlin is a direct subsidiary of Tropicana Entertainment. Realty commenced operations on September 9, 2003. Laughlin is an affiliate of Realty due to common control of their respective parent entities. Laughlin operates the River Palms and owns all gaming related equipment and certain other non-gaming equipment.
The selected historical income statement financial data of Realty for the 2007, 2006 and 2005 fiscal years have been derived from the audited financial statements of Realty included elsewhere in this Annual Report, as well as the balance sheet information for the years ended December 31, 2007 and 2006. The selected historical financial data of Realty for the 2004 and 2003 fiscal year have been derived from the audited financial statements of Realty not included elsewhere in this Annual Report, as well as the balance sheet information for the year ended December 31, 2005.
The historical results below do not represent the results of the restricted group. The historical results set forth below do not necessarily indicate results expected for any future period, and the results of any future period do not necessarily indicate results that may be expected for any other period or the full fiscal year. The following historical financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — CP Laughlin Realty, LLC” and the financial statements of Realty included elsewhere in this Annual Report.

(in thousands)	Year Ended December 31,				Period from August 1, 2003 to
	2007	2006	2005	2004	December 31, 2003 (1)

Income Statement Data:
Net operating revenues	$4,007	$4,007	$4,007	$4,007	$1,336
Income (loss) from operations	2,744	2,750	2,655	2,803	967
Income (loss) from continuing operations	$1,499	$1,572	$1,624	$2,072	$674
Balance Sheet Data (as of period end):
Cash and cash equivalents	$209	$209	$1,784	$—	$199
Total assets	28,910	26,166	28,400	27,841	23,821
Total debt (excluding related party)	—	195,629	199,500	17,250	18,000
Member’s equity (deficit)	$10,736	$(170,642)	$(171,685)	$10,790	$4,792

(1)	Includes the results of operations from September 9, 2003, the date on which Realty commenced operations, to December 31, 2003.

Columbia Properties Vicksburg, LLC
The following table sets forth selected historical financial data of CP Vicksburg, one of the Affiliate Guarantors. CP Vicksburg was formed on January 23, 2003 for the purpose of acquiring the Vicksburg Horizon, which acquisition was completed on October 27, 2003, and, accordingly, selected financial data of CP Vicksburg for the 2003 fiscal year reflect CP Vicksburg’s results of operations from and after its acquisition of the Vicksburg Horizon.
The selected historical income statement financial data of CP Vicksburg for the 2007, 2006 and 2005 fiscal years have been derived from the audited financial statements of CP Vicksburg included elsewhere in this Annual Report, as well as the balance sheet information for the years ended December 31, 2007 and 2006. The selected historical financial data of CP Vicksburg for the 2004 and 2003 fiscal year have been derived from the audited financial statements of CP Vicksburg not included elsewhere in this Annual Report, as well as the balance sheet information for the year ended December 31, 2005.
The historical results below do not represent the results of the restricted group. The historical results set forth below do not necessarily indicate results expected for any future period, and the results of any future period do not necessarily indicate results that may be expected for any other period or the full fiscal year. The following historical financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Columbia Properties Vicksburg, LLC” and the financial statements of CP Vicksburg included elsewhere in this Annual Report.

(in thousands)	Year Ended December 31,				Period from January 23, 2003 to
	2007	2006	2005	2004	December 31, 2003 (1)

Income Statement Data:
Net operating revenues	$29,915	$33,599	$32,771	$25,533	$3,962
Income (loss) from operations	(4,099)	2,642	4,278	245	(582)
Income (loss) from continuing operations	$(4,099)	$1,524	$3,110	$(632)	$(725)
Balance Sheet Data (as of period end):
Cash and cash equivalents	$3,470	$3,705	$5,072	$4,935	$5,351
Total assets	34,066	36,540	40,266	39,736	39,991
Total debt (excluding related party)	—	—	17,143	20,000	20,000
Member’s equity (deficit)	$24,877	$28,976	$15,302	$13,642	$14,274

(1)	Includes results of operations from October 27, 2003, the date on which the Vicksburg Horizon was acquired, to December 31, 2003.
JMBS Casino LLC
The following table sets forth selected historical financial data of JMBS Casino, one of the Affiliate Guarantors. The selected historical income statement financial data of JMBS Casino for the 2007, 2006 and 2005 fiscal years have been derived from the audited financial statements of JMBS Casino included elsewhere in this Annual Report, as well as the balance sheet information for the years ended December 31, 2007 and 2006. The selected historical financial data of JMBS Casino for the 2004 and 2003 fiscal year have been derived from the audited financial statements of JMBS Casino not included elsewhere in this Annual Report, as well as the balance sheet information for the year ended December 31, 2005.
The historical results below do not represent the results of the restricted group. The historical results set forth below do not necessarily indicate results expected for any future period, and the results of any future period do not necessarily indicate results that may be expected for any other period or the full fiscal year. The following historical financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — JMBS Casino LLC” and the financial statements of JMBS Casino included elsewhere in this Annual Report.

(in thousands)	Year Ended December 31,
	2007	2006	2005	2004	2003

Income Statement Data:
Net operating revenues	$26,823	$27,617	$27,810	$30,908	$28,849
Income from operations	3,750	8,527	9,417	11,424	9,444
Income from continuing operations	$3,505	$8,181	$8,885	$10,870	$8,738
Balance Sheet Data (as of period end):
Cash and cash equivalents	$3,369	$4,031	$5,435	$7,021	$4,673
Total assets	41,232	37,912	41,882	46,807	46,989
Total debt (excluding related party)	—	—	7,066	10,572	14,397
Member’s equity (deficit)	$38,013	$35,557	$32,795	$34,070	$30,769
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TROPICANA ENTERTAINMENT, LLC
Overview and Presentation
We are a diversified, multi-jurisdictional owner and operator of gaming properties. We own or operate gaming properties that are focused primarily on serving customers within driving distance of such properties. Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent company and predecessor, was formed in 1990 by Mr. William Yung to acquire the Tahoe Horizon Resort in South Lake Tahoe, Nevada, his initial investment in the gaming industry. Since obtaining a gaming license in 1990, Mr. William Yung and the Yung family have acquired numerous gaming properties. On June 8, 2006, in anticipation of the acquisition of Aztar, Tropicana Casinos and Resorts formed Tropicana Entertainment, which we sometimes refer to herein as the “successor.”
In a corporate reorganization completed on January 3, 2007, Tropicana Casinos and Resorts contributed five gaming properties to Tropicana Entertainment, but did not contribute to Tropicana Entertainment the assets relating to Tropicana Casinos and Resorts’ Amelia Belle Riverboat, the gaming assets and operations at the Casuarina or the assets relating to Tropicana Pennsylvania. These operations are treated as discontinued operations for purposes of certain historical elements of the following management’s discussion and analysis. In addition, in accordance with FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities”), the consolidated financial statements of Tropicana Entertainment include the results of Realty, a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter. For a more detailed presentation of Realty’s results, see the financial statements of Realty and “Item 6. Selected Financial Data — CP Laughlin Realty, LLC” included elsewhere in this Annual Report on Form 10-K.
In light of Tropicana Entertainment’s limited operating history and the fact that five of the gaming properties comprising its present casino portfolio were previously operated by Tropicana Casinos and Resorts, this Item 7 presents the financial condition and results of operations of both Tropicana Entertainment and certain properties previously held directly by Tropicana Casinos and Resorts (which properties were thereafter contributed to Tropicana Entertainment in the corporate reorganization completed on January 3, 2007) so as to provide a more complete understanding of Tropicana Entertainment’s business than would be afforded by a presentation of the financial condition and results of operations of Tropicana Entertainment alone.
Acquisition of Aztar
On January 3, 2007, affiliates of Tropicana Entertainment acquired all of the outstanding equity interests in Aztar for approximately $2.1 billion in cash. As part of the corporate reorganization completed substantially concurrently with the acquisition, Aztar became a wholly-owned subsidiary of Tropicana Entertainment. The acquisition of Aztar added four casino properties located in Nevada, New Jersey and Indiana to the holdings of Tropicana Entertainment, two of which, located in New Jersey and Indiana, are now held for sale (as further described below).
The acquisition of Aztar has significantly increased the revenues of Tropicana Entertainment. Tropicana Entertainment incurred significant new borrowings in order to finance the acquisition of Aztar. Accordingly, Tropicana Entertainment’s interest expense in periods following the acquisition has been, and will continue to be, significantly higher than the historical interest expense of Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent and predecessor.

The acquisition of Aztar was accounted for as a purchase and the results of operations of the acquired company have been included in Tropicana Entertainment’s results of operations from its acquisition date. As a result of the acquisition of Aztar, Aztar’s assets and liabilities were adjusted to fair value as of the closing date of the acquisition of Aztar based on an analysis of the individual assets acquired as determined by management. The excess of the total purchase price over the fair value of Aztar’s net assets at the closing of the acquisition of Aztar was allocated to goodwill, and this indefinite-lived asset is subject to periodic impairment review. The following accounting polices and classifications used by Aztar, among others, were changed as of January 3, 2007, the date on which Aztar was acquired, to reflect Tropicana Entertainment’s accounting policies and classifications: (i) Operating revenues are presented gross of promotional allowances and complimentaries offered to customers, while Aztar presented operating revenues net of these items. These promotional allowances and complimentaries are then deducted from gross operating revenue to derive net operating revenues; (ii) The cost of providing complimentary rooms, food and beverage to customers is presented as an expense of the department providing the service, while Aztar presented these costs as expenses of the department that granted the complimentary items to the guest, which was primarily the casino department; (iii) Gaming taxes and licensing fees are presented as a separate caption in the statement of operations, while Aztar presented these costs as part of the casino department; (iv) Provision for doubtful accounts expense is included as a casino department expense, while Aztar presented a provision for doubtful accounts as a separate operating expense caption; (v) Depreciation and amortization expense after the acquisition of Aztar will reflect useful lives which may differ from those used by Aztar prior to its acquisition.
In December 2007, the NJ Commission denied Tropicana Entertainment’s application for plenary authorization as a casino holding company and declined to renew the existing license of Adamar. Instead, the NJ Commission declared operative the ICA Trust and instituted a Conservatorship. As a result, Adamar is controlled by the ICA Trust and the Trustee/Conservator assumed management responsibility for the Tropicana Atlantic City and began the process of marketing the property for sale. The proceeds that Tropicana Entertainment will be entitled to recover from the sale of Adamar are limited by the Conservator Order to an amount not to exceed the lower of the actual cost of the Adamar assets on the date on which we acquired Aztar—January 3, 2007, and the value of the Adamar assets calculated as if the investment in them had been made on the date of the New Jersey License Denials—December 12, 2007. In addition, Tropicana Entertainment entered into a definitive agreement to sell the Casino Aztar Evansville on March 31, 2008. Therefore, both the Tropicana Atlantic City and Casino Aztar Evansville are included in assets held for sale or transferred in Tropicana Entertainment’s December 31, 2007 balance sheet and discontinued operations in its income statement for the period ending December 31, 2007.
Other Recently Completed Acquisitions
In addition to the Aztar acquisition, Tropicana Casinos and Resorts, through its operating subsidiaries, has made several significant acquisitions of gaming properties over the past few years, which properties it contributed to Tropicana Entertainment as part of the corporate reorganization. These acquisitions include:
▪	The gaming assets and operations of the River Palms in Laughlin, Nevada. Realty acquired the real estate and substantially all of the non-gaming assets of the property. The acquisitions were made in September 2003 for an aggregate cash purchase price of $25.2 million.

•	The MontBleu in South Lake Tahoe, Nevada, which Tropicana Casinos and Resorts acquired in June 2005 for an aggregate cash purchase price of $47.2 million. During the fourth quarter of 2005, Tropicana Casinos and Resorts commenced a $21.0 million redevelopment of the MontBleu, which encompassed, among other things, remodeling the common areas of the property, including the lobby, restaurants and onsite nightclub. The renovated MontBleu re-opened in May 2006.

•	The Argosy Riverboat Casino and related assets in Baton Rouge, Louisiana, which Tropicana Casinos and Resorts acquired in October 2005 for an aggregate cash purchase price of approximately $149.7 million. The property has since been renamed the Belle of Baton Rouge.

Financial Statement Presentation
The following provides a brief description of certain items that appear in the financial statements of Tropicana Entertainment and Tropicana Casinos and Resorts and general factors that impact these items:
Operating Revenue.  Total operating revenue represents gross revenues derived from casino operations, hotel room revenues associated with hotel operations, food and beverage, retail and other casino and hotel operations. Net operating revenue represents total operating revenue less promotional allowances, which include the retail value of accommodations, food and beverage and other services provided to casino customers without charge and “cash back” awards such as cash coupons, rebates, cash complimentaries and refunds, or “complimentaries.”
Casino operating revenue or “net win” is derived primarily from patrons wagering at table games and slot machines and other gaming operations. Table games include blackjack, craps, roulette, poker and specialty games. Casino operating revenue is defined as the “net win” from gaming activities, computed as the difference between gaming wins and losses. “Table game drop” and “slot handle” are casino specific terms used to measure volume. “Table game hold” and “slot hold” represents the percentage of win divided by the respective volume indicator. Casino operating revenue is recognized as earned at the time the relevant services are provided.
Hotel room revenue is derived from hotel rooms and suites rented to guests. Hotel room revenue is recognized at the time the hotel rooms are provided to guests.
Food and beverage revenues are derived from food and beverage sales in the food outlets of the casino properties, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the relevant food and/or beverage service is provided to guests.
Revenue from other casino and hotel operations is obtained from ancillary hotel operations such as telephone service sales, gift shop sales, arcade revenues, retail amenities, concessions, entertainment offerings and show room sales and certain other ancillary activities conducted at the casino properties.
Casino operating revenues vary from time to time due to table game hold, slot hold and the amount of gaming activity. Hotel room revenues vary depending upon the occupancy levels at the hotels and the rates that can be charged. Casino operating revenues, hotel room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition.
Operating Expense.  Operating expense represents the direct costs associated with, among other things, operating casinos, rooms departments, food and beverage outlets and other casino and hotel operations (including retail amenities, concessions, entertainment offerings and certain other ancillary activities conducted at the casino properties), and also includes the cost of providing complimentaries. These direct operating costs primarily relate to payroll, supplies and, in the case of food and beverage operations, the cost of goods sold. Operating expenses also take account of utility costs, marketing and advertising, repairs and maintenance, insurance, administrative and general expenses, land and building leases, gaming taxes, and real estate and property taxes. Finally, operating expenses include depreciation of property and equipment used at the various operations and amortization of intangibles and other assets.
Among the costs described above, gaming taxes and licenses, casino expenses and food and beverage expenses account for a significantly greater proportion of the aggregate expenses constituting operating expenses than the others. Expenses associated with gaming taxes and licenses reflect amounts payable to authorities in connection with gaming operations and are computed in various ways depending on the type of gaming or activity involved. Gaming license fees and taxes are based upon such factors as a percentage of the gross revenues or net gaming proceeds received, the number of gaming devices and table games operated. In many jurisdictions, gaming tax rates are graduated such that they increase as gross revenues increase. Gaming license fees and taxes may also vary with changes in applicable legislation. Casino expense includes, among other things, costs associated with payroll, fixtures and equipment and other similar costs. Casino expense varies depending on amounts expended in connection with such costs, which may depend on staffing and equipment requirements and the implementation of cost saving measures. Food and beverage expense varies on the basis of the cost of certain food items and generally increases in relation to increases in food and beverage sales.
Operating Income.  Operating income represents the net of operating revenues and operating expenses and excludes other items that are not related to operations, such as income earned from the investment of excess funds and minority interest allocations.
Income from Continuing Operations.  Income from continuing operations represents operating income plus interest income and other non-operating income, less interest expense and income allocated to minority interest, and excludes discontinued operations.
Net Income (Loss).  Net income (loss) represents income (loss) from continuing operations and discontinued operations.

Results of Operations
The results of operations for Tropicana Entertainment for the year ended December 31, 2007 are summarized below. The assets and operations related to the Tropicana Atlantic City and the Casino Aztar Evansville, which are considered to be held for sale for accounting purposes, are treated as discontinued operations in the presentation of results of operations of Tropicana Entertainment for the year ended December 31, 2007. In addition, the results of operations for Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent company and predecessor, for the years ended December 31, 2006 and 2005 are summarized below. The assets relating to the Amelia Belle Riverboat, the gaming assets and operations at the Casuarina and the assets relating to Tropicana Pennsylvania are treated as discontinued operations for purposes of the presentation of the results of operations of Tropicana Casinos and Resorts for the years ended December 31, 2006 and 2005.
The results of operations are reported by segment. The Nevada segment is comprised of the Tahoe Horizon Resort, the MontBleu, the River Palms and, following the Aztar acquisition, the Tropicana Express. The Mississippi River Basin segment is comprised of the Lighthouse Point and the Belle of Baton Rouge. Following the consummation of the acquisition of Aztar, the Tropicana Las Vegas became a new, independent reporting segment.
Net Operating Revenue:

	For the Year Ended December 31,
(in thousands)	Successor	Predecessor		Percent Increase (Decrease)
	2007	2006	2005	07 vs 06	06 vs 05
Nevada Segment:
Tahoe Horizon Resort	$39,472	$44,138	$47,614	-11%	-7%
MontBleu (1)	52,692	49,953	33,374	5%	50%
River Palms	50,429	52,101	50,316	-3%	4%
Tropicana Express (3)	88,495	—	—	N/M	N/M

Total Nevada	231,088	146,192	131,304	58%	11%
Mississippi River Basin Segment:
Lighthouse Point	27,527	28,426	29,041	-3%	-2%
Belle of Baton Rouge (2)	96,476	114,245	26,297	-16%	334%

Total Mississippi River Basin	124,003	142,671	55,338	-13%	158%
Other Segments:
Tropicana Las Vegas (3)	156,848	—	—	N/M	N/M
Other	544	—	—	N/M	N/M

Net operating revenue	$512,483	$288,863	$186,642	77%	55%

(1)	Reflects results since June 10, 2005 acquisition.

(2)	Reflects results since October 25, 2005 acquisition.

(3)	Reflects results since January 3, 2007 acquisition.

N/M: not meaningful

Net Operating Expense:

	For the Year Ended December 31,
(in thousands)	Successor	Predecessor		Percent Increase (Decrease)
	2007	2006	2005	07 vs 06	06 vs 05
Nevada Segment:
Tahoe Horizon Resort	$56,467	$35,902	$38,294	57%	-6%
MontBleu (1)	51,040	54,030	28,761	-6%	88%
River Palms	45,137	42,947	42,420	5%	1%
Tropicana Express (3)	161,538	—	—	N/M	N/M

Total Nevada	314,182	132,879	109,475	136%	21%
Mississippi River Basin Segment:
Lighthouse Point	18,598	17,050	18,395	9%	-7%
Belle of Baton Rouge (2)	69,985	75,004	15,470	-7%	385%

Total Mississippi River Basin	88,583	92,054	33,865	-4%	172%
Other Segments:
Tropicana Las Vegas (3)	119,610	—	—	N/M	N/M
Other	190,945	5,352	3,585	N/M	49%

Net operating expenses	$713,320	$230,285	$146,925	210%	57%

(1)	Reflects results since June 10, 2005 acquisition.

(2)	Reflects results since October 25, 2005 acquisition.

(3)	Reflects results since January 3, 2007 acquisition.

N/M: not meaningful
Net Operating Income (Loss) For the Years Ending December 31, 2007 and 2006:

	For the Year Ended December 31,
(in thousands)	Successor		Predecessor
	2007		2006
	Amount	Margin %	Amount	Margin %
Nevada Segment:
Tahoe Horizon Resort	$(16,995)	-43%	$8,236	19%
MontBleu	1,652	3%	(4,077)	-8%
River Palms	5,292	10%	9,154	18%
Tropicana Express (1)	(73,043)	-83%	—	N/M

Total Nevada	(83,094)	-36%	13,313	9%
Mississippi River Basin Segment:
Lighthouse Point	8,929	32%	11,376	40%
Belle of Baton Rouge	26,491	27%	39,241	34%

Total Mississippi River Basin	35,420	29%	50,617	35%
Other Segments:
Tropicana Las Vegas (1)	37,238	24%	—	N/M
Other	(190,401)	N/M	(5,352)	N/M

Net operating income (loss)	$(200,837)	N/M	$58,578	20%

(1)	Reflects results since January 3, 2007 acquisition.

N/M: not meaningful

Net Operating Income For the Years Ending December 31, 2006 and 2005:

(in thousands)	For the Year Ended December 31,
	2006		2005	Percent Increase
	Amount	Margin %	Amount	Margin %

Nevada Segment:
Tahoe Horizon Resort	$8,236	19%	$9,320	20%
MontBleu (1)	(4,077)	-8%	4,613	14%
River Palms	9,154	18%	7,896	16%
Tropicana Express (3)	—	N/M	—	N/M

Total Nevada	13,313	9%	21,829	17%
Mississippi River Basin Segment:
Lighthouse Point	11,376	40%	10,646	37%
Belle of Baton Rouge (2)	39,241	34%	10,827	41%

Total Mississippi River Basin	50,617	35%	21,473	39%
Other Segments:
Tropicana Las Vegas (3)	—	N/M	—	N/M
Other	(5,352)	N/M	(3,585)	N/M

Net operating income	$58,578	20%	$39,717	21%

(1)	Reflects results since June 10, 2005 acquisition.

(2)	Reflects results since October 25, 2005 acquisition.

(3)	Not acquired until January 3, 2007.

N/M: not meaningful
Reconciliation of Net Operating Income to Net Income (Loss):

(in thousands)	Years Ended December 31,
	Successor	Predecessor
	2007	2006	2005
Net operating income (loss)	$(200,837)	$58,578	$39,717
Interest income	9,427	8,918	482
Interest expense	(302,103)	(35,563)	(5,993)
Loss from early extinguishment of debt	(2,799)	—	—
Minority interest in income	(2,933)	(3,224)	(3,433)
Income tax benefit, net	85,602	—	—
Discontinued operations	(610,642)	4,705	(8,929)

Net income (loss)	$(1,024,285)	$33,414	$21,844

Tropicana Entertainment’s Year Ended December 31, 2007 Compared to Tropicana Casinos and Resorts’ Year Ended December 31, 2006
On January 3, 2007, the Aztar acquisition was consummated and Aztar became a wholly-owned subsidiary of Tropicana Entertainment. The Aztar acquisition added two casino properties located in Nevada to the holdings of Tropicana Entertainment and significantly increased the revenues of Tropicana Entertainment as compared to the revenues recorded by Tropicana Casinos and Resorts, our ultimate parent and predecessor, in the periods preceding the Aztar acquisition. As a result of the Aztar acquisition, Tropicana Express was added to the Nevada reporting segment and Tropicana Las Vegas became an independent reporting segment. Two additional casinos—the Tropicana Atlantic City and the Casino Aztar Evansville—were acquired in the Aztar acquisition. These properties are reflected as held for sale for accounting purposes as of December 31, 2007 and therefore are not included in the segment reporting. In addition, Tropicana Entertainment incurred significant new borrowings in connection with the financing of the Aztar acquisition that it and certain of its affiliates entered into in order to finance the Aztar acquisition. Accordingly, Tropicana Entertainment’s interest expense in periods following the acquisition has been, and will continue to be significantly higher than the historical interest expense of Tropicana Casinos and Resorts, Tropicana Entertainment’s ultimate parent and predecessor.

Results of operations are reported by comparing the financial performance of Tropicana Entertainment, or its individual reporting segments in the year ended December 31, 2007 to the financial performance of Tropicana Casinos and Resorts, or its individual reporting segments, in the year ended December 31, 2006. Results for the acquired Aztar properties reflect the operating performance of such properties during the period from January 3, 2007 through December 31, 2007.
Net operating revenue increased by 77% and operating expenses increased by 210%, resulting in a loss from operations. These period over period increases in net operating revenue and expense resulted principally from the acquisition of Aztar in January 2007 and the subsequent impairment charges to the carrying amount of goodwill and intangible assets of $276 million. The effect of the acquisition of Aztar on the period over period performance of the individual operating segments is described in greater detail below.
Net income decreased by $1.1 billion. This period over period decrease in net income principally reflects the effect of several items, including the decrease in operating income of $259 million. Significant additional indebtedness incurred in connection with the Aztar acquisition produced an increase of $266 million in period over period interest expense. Losses from discontinued operations amounted to $628 million, mainly related to the impairment of goodwill and intangibles. These losses were offset by its income tax benefit of $86 million.
Nevada Properties
Principally as a result of the inclusion of the newly acquired Tropicana Express in the Nevada segment following its acquisition, net operating revenue for the Nevada segment increased 58%. Net operating revenue for the Tropicana Express was $88.5 million in the year ended December 31, 2007. As in the case of our River Palms property, which is also located in the Laughlin market, the Tropicana Express experienced intense competition from the Aquarius Casino Resort, which was recently renovated and which is seeking to gain market share through heightened promotional activity. This increased competition put pressure on revenue levels and encouraged increased promotional expenditures at the Tropicana Express. Partially offsetting this effect on net operating revenues, we have reduced operating costs at the Tropicana Express, principally through payroll cost reductions. In conjunction with the acquisition of Aztar and the implementation of these standards, Tropicana Express incurred approximately $2.1 million in transition and termination costs in 2007.
Despite the increase in net operating revenue for the Nevada segment overall, in part for the reasons that follow, net operating revenue decreased at the same store Nevada segment by 3%. During 2007 in the Lake Tahoe area summer wildfires and an unusually dry winter causing poor skiing conditions combined to cause a decline in visitors to the region. As a result, the period over period net operating revenues at the Tahoe Horizon Resort declined by 11%. A 3% decrease in period over period net operating revenues at the River Palms were a result, in part, of reduced market share due to increased marketing efforts and promotional spending by the Aquarius Casino Resort, a newly remodeled competitor in the Laughlin market. The decreases in period over period revenue at the Tahoe Horizon Resort and the River Palms were partially offset by the performance of the MontBleu, which produced an increase in period over period net revenue of 5% due primarily to the completion of major renovations at the property in June 2006. During the year ended December 31, 2006, the MontBleu experienced disruptions relating to ongoing construction at the property, while the year ended December 31, 2007 benefited from the effects of a completely renovated casino space as well as the introduction of updated restaurant and spa amenities at the property.
Operating expenses in the Nevada segment increased by 136% due primarily to the addition of the recently acquired Tropicana Express to the segment, which was also affected by a charge of $20.8 million for impairment of goodwill and intangible assets. Period over period operating expenses at the same store Nevada properties increased by 15%. The MontBleu’s period over period expenses decreased by 6%, principally as a result of a reduction in labor costs and a decline in advertising, promotional and entertainment spending from its heightened level in the 2006 period when such spending included grand re-opening and re-branding promotions as well as higher advertising expenses.
As a result of the factors discussed above, in the year ended December 31, 2007 as compared to the year ended December 31, 2006, net operating income for the Nevada segment decreased by 724% and net operating income for the same store Nevada properties decreased by 175%.

Mississippi River Basin Properties
Period over period operating revenue for the Mississippi River Basin properties declined by 13%, mainly due to the performance of the Belle of Baton Rouge, which recorded a 16% decline in period over period operating revenue resulting, in part, from the expiration of a lease for a parking lot near the entrance to the casino. The expiration of the lease has reduced the number of parking spaces available to patrons, making access to the casino less convenient and resulting in a temporary loss of casino customers. A new parking structure opened in June 2008. Operating revenues at the Baton Rouge property were also adversely affected by the re-opening of casino properties along the Gulf Coast and the return to that region from the Baton Rouge area of a portion of the population displaced following Hurricane Katrina in August 2005, and the rebranding and completion of the renovation of the Hollywood Casino, the only other competitor in the Baton Rouge market.
In addition, period over period net operating revenues at the Lighthouse Point decreased by 3%, and was impacted by the to the opening of Harlow’s Casino Resort in November 2007. Renovations that took place at the Lighthouse Point in the fourth quarter of 2007, which also affected operating revenues, are intended to position the property to compete more effectively with Harlow’s Casino Resort.
Period over period operating expenses decreased by 4% at the Mississippi River Basin properties. The Belle of Baton Rouge’s period over period margin decreased from 34% to 27% due to higher insurance costs and higher advertising and promotional expenses.
As a result of the factors discussed above, in the year ended December 31, 2007 as compared to the year ended December 31, 2006, operating income for the Mississippi River Basin segment decreased by 29%.
Tropicana Las Vegas
Tropicana Las Vegas recorded net operating revenue and net operating expense, respectively, of $156.8 million and $119.6 million in the period beginning January 3, 2007 and concluding December 31, 2007. Operating income at the Tropicana Las Vegas was $37.2 million in the period beginning January 3, 2007 and concluding December 31, 2007. Tropicana Las Vegas is a new addition to Tropicana Entertainment’s operating portfolio for the year ended December 31, 2007.
Corporate
Corporate operating expense increased substantially from its predecessor company’s 2006 levels. The increase is attributable to increased staffing levels to support the Aztar acquisition, professional fees associated with the increased size of the company and the requirements of being a public company.
Interest expense increased substantially over the prior year as a result of the debt issued to acquire the Aztar Corporation. Included in interest expense is $39.5 million to record the fair value of our interest rate swap agreements, and $26.0 million amortization of loan costs. The $2.8 million loss from early extinguishment of debt is related to the early payoff of our prior credit facility.
Corporate impairments of intangible assets led to expenses of $172.8 million. Administrative and General expenses were $13.8 million.
Net income for 2007 was affected by “Minority Interest in Net Income of Consolidated Subsidiaries” of $2.9 million, which was down slightly from the $3.2 million recorded during 2006. Minority interest in net income of consolidated subsidiaries includes the 16 1/16th% economic interest in Greenville Riverboat (which owns the Lighthouse Point) owned by others and the 100% interest in Realty, which owns the real estate and substantially all of the non-gaming assets of River Palms, which is owned by an affiliated company.
Income tax benefit recognized for the year ending December 31, 2007 is $85.6 million as a result of the losses incurred. No income tax impact was recognized for TCR for the year ending December 31, 2006.
The results of operations for Atlantic City Tropicana Casino and Resort and Aztar Indiana Gaming Company LLC are reported as discontinued operations net of income taxes, reflecting the Company’s commitment to sell the properties.

Tropicana Casinos and Resorts’ Year Ended December 31, 2006 Compared to its Year Ended December 31, 2005
Net operating revenue in 2006 increased 55% to $288.9 million from $186.6 million in 2005. Correspondingly, operating expenses increased 57% to $230.3 million in 2006 from $146.9 million in 2005. As a result, period over period operating income increased 47% to $58.6 million from $39.7 million. These increases principally resulted from the acquisitions in 2005 of the MontBleu and the Belle of Baton Rouge and the other factors discussed below.
Nevada Properties
Net operating revenue increased at the Nevada properties by 11%, to $146.2 million during 2006 from $131.3 million in 2005. The net operating revenues of MontBleu, which was acquired on June 10, 2005, increased 50% to $50.0 million during 2006 from $33.4 million in 2005, while the net operating revenue at Tahoe Horizon Resort decreased by 7% to $44.1 million during 2006 from $47.6 million in 2005 and net operating revenue at River Palms increased by 4% to $52.1 million during 2006 from $50.3 million in 2005. The period over period decrease in net operating revenue at the Tahoe Horizon Resort was primarily the result of a decline in casino revenue, which experienced a decrease of $2.3 million, although all other departments experienced declines in net operating revenue as well. These decreases were mainly attributable to reduced occupancy at the hotel due primarily to the diminished appearance and approachability of the property resulting from a renovation project to replace the outside surface of the building. The period over period increase at the River Palms was due to an increase in casino revenue of $1.0 million and a decrease in promotional allowances given to gaming patrons of another $1.0 million, offset by small decreases in food and beverage revenues.
Operating expenses at the Nevada properties increased 21% to $132.9 million in 2006 from $109.5 million in 2005. The majority of this increase was due to expenses incurred at the MontBleu, which increased 88% to $54.0 million during 2006 from $28.8 million in 2005 and included marketing and startup costs of $4.2 million related to the re-branding of the property from Caesars Tahoe to the MontBleu. In addition, the MontBleu expensed demolition costs and write-offs of assets in the amount of $1.2 million related to the renovation in 2006. Period over period operating expenses at the Tahoe Horizon Resort decreased by 6% to $35.9 million during 2006 from $38.3 million in 2005.
Mississippi River Basin Properties
Net operating revenue increased at the Mississippi River Basin properties by 158% to $142.7 million in 2006 from $55.3 million in 2005. Net operating revenues achieved by the Belle of Baton Rouge, which was acquired on October 25, 2005, increased by 334% to $114.2 million in 2006 from $26.3 million for that portion of 2005 following the acquisition of the property, which increase was a significant factor contributing to the surge in net operating revenues at the Mississippi River Basin segment in 2006. The Belle of Baton Rouge experienced significant increases in table game drop and slot handle, hotel room revenues and food and beverage revenues because of the effects of population shifts caused by Hurricane Katrina, which struck the Gulf Coast region on August 25, 2005, and the resulting closure of many competing casinos in the Gulf Coast region. This revenue upsurge began to tail off in September 2006 as more casinos opened or re-opened in the region and the transient population created by Hurricane Katrina appeared to shift back, in part, to New Orleans and other Gulf Coast areas. Net operating revenue at the Lighthouse Point declined 2% during 2006 to $28.4 million from $29.0 million in 2005. This decline in net operating revenue of the Lighthouse Point was caused by an increase in promotional allowances of over $0.8 million.
Operating expenses at the Mississippi River Basin properties increased 172% to $92.1 million in 2006 from $33.9 in 2005. The majority of the increase relates to the Belle of Baton Rouge, which was acquired on October 25, 2005, increased 385% to $75.0 million in 2006 from $15.5 million in 2005. Operating expenses at the Lighthouse Point decreased by 7% to $17.1 million in 2006 from $18.4 million in 2005 primarily in relation to the decrease in revenues and 2005 included $2.6 million related to the write-off of deposits and other costs, including legal and other professional fees, related to the abandonment of the previously contemplated acquisition of the President Casino St. Louis and subsequent litigation.
Corporate
Corporate operating expenses increased 49% during 2006 to $5.4 million from $3.6 million in 2005. The principal cause of this increase was an increase in professional fees related to our ongoing legal dispute with Park Cattle, the lessor of the Tahoe Horizon Resort and the MontBleu properties, which totaled $1.1 million in year ended December 31, 2006, increases in corporate level personnel costs in anticipation of the Aztar acquisition, which totaled $0.4 million, and increased audit fees.

Interest expense for Tropicana Casinos and Resorts was $35.6 million in 2006 compared to $6.0 million in 2005. This increase was due to interest accrued under Tropicana Casinos and Resorts then outstanding credit facility, which credit facility was used to partially finance the acquisitions of the MontBleu and the Belle of Baton Rouge properties and interest accrued (which totaled $18.9 million) on the related party loan from CSC Holdings, LLC, (“CSC Holdings”) an affiliate of Columbia Sussex, to Tropicana Casinos and Resorts, which funded the $313.0 million deposit made in connection with the Aztar acquisition. See also “Item 13. Certain Relationships and Related Party Transactions.” Interest income also increased during 2006, from $0.5 million to $8.9 million, as a result of interest earned on funds escrowed in connection with the Aztar acquisition.
Net income for 2006 was affected by “Minority Interest in Net Income of Consolidated Subsidiaries” of $3.2 million, which was down slightly from the $3.4 million recorded during 2005. Minority interest in net income of consolidated subsidiaries includes the 16% economic interest in Greenville Riverboat (which owns the Lighthouse Point) owned by others and the 100% interest in Realty, which owns the real estate and substantially all of the non-gaming assets of River Palms, which is owned by an affiliated company. See Note 1 to the consolidated financial statements of Tropicana Entertainment for a discussion of Realty’s status as a variable interest entity under FIN 46R. Net income was also affected by “Discontinued Operations, Casinos to be Transferred,” which increased from a loss of $8.9 million in 2005 to a profit of $4.7 million in 2006. The caption “Discontinued Operations, Casinos to be Transferred” includes the operations of the Casuarina, a casino located in leased space in a hotel property owned by an affiliate of Columbia Sussex and managed by Columbia Sussex, the Amelia Belle Riverboat, and LV Rec, Inc. and LV Red, LLC, which own land held for sale associated with an abandoned casino development project in Allentown, Pennsylvania (See Note 2 to Tropicana Casinos and Resorts’ 2006 audited financial statements included elsewhere in this Annual Report). The Casuarina improved from a loss of $2.7 million in 2005 to a loss of $1.2 million in 2006 due to an increase in net operating revenue of $0.5 million, negotiation of reduced rent under the lease for the property (the lease counterparty is an affiliate of Tropicana Casinos and Resorts), which resulted in a decrease in rent expense of $0.6 million, and reductions in expenses for marketing and promotions, administrative and general costs. Tropicana Casinos and Resorts’ Amelia Belle Riverboat, acquired in June 2005, was damaged by Hurricane Katrina and temporarily shut down for repairs. The period June 10, 2005 (date of acquisition) through December 31, 2005 included costs associated with continuing to pay employees for sixty days after the storm and for other storm related costs that totaled $3.6 million, which contributed to a net loss of $7.1 million in 2005. During 2006, the property continued to incur fixed costs totaling $3.2 million, wrote-off the estimated damage to the vessel of $7.7 million, incurred additional repair costs of $1.9 million, and received insurance proceeds of $22.6 million, which resulted in net income of $9.8 million. Tropicana Pennsylvania wrote-off costs associated with the abandoned casinos development project in Allentown, Pennsylvania and adjusted the carrying value of land held for sale to its estimated fair market value. These charges to operations totaled $5.5 million in 2006.
Liquidity and Capital Resources
Overview and Effect of Recent Developments
The liquidity and capital resources of the Company and its subsidiaries are significantly affected by the Chapter 11 Cases. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of our bankruptcy filing, the Debtors are not permitted to make any payments on its prepetition liabilities without prior Bankruptcy Court approval. Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before general unsecured creditors and holders of the Company’s membership interests are entitled to receive any distribution.
At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.
Tropicana Entertainment and Tropicana Finance are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.
The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely approved or confirmed could further adversely affect our operations and relationship with our customers, employees, regulators, vendors, and agents. If confirmation and consummation of a plan of reorganization do not occur expeditiously, the Chapter 11 Cases could result in, among other things, increased costs for professional fees and similar expenses. In addition, prolonged Chapter 11 Cases may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operation of our business. See “Item 1. Business - Proceedings under Chapter 11 of the Bankruptcy Code.”

Our cash flow may be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that amounts required for us to meet our financial and operating obligations will be available from our subsidiaries and from funds currently held by us, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.
DIP Credit Facility
On May 7, 2008, Tropicana Entertainment (the “Borrower”) and certain of its debtor affiliates entered into the $67 million DIP Credit Facility (the “DIP Credit Facility”), as amended by Amendment No. 1 to the DIP Credit Facility, dated as of May 30, 2008, with Silver Point as the administrative agent and collateral agent for a syndicate of lenders (including Silver Point). The DIP Credit Facility consists of a delayed draw term loan facility that may be borrowed by the Borrower at any time and from time to time. Once repaid, however, amounts may not be reborrowed. As of June 27, 2008, $20 million was outstanding under the DIP Credit Facility.
The DIP Credit Facility carries a floating interest rate which may be, at the option of the Borrower, either at (i) the Alternate Base Rate (as defined in the DIP Credit Facility, with a floor of 5.5%) plus 5.25% or (ii) the Adjusted LIBO Rate (as defined in the DIP Credit Facility, with a floor of 3.5%), plus 6.25%.
The DIP Credit Facility matures on the earlier of September 5, 2009 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court.
Borrowings under the DIP Credit Facility are pre-payable at the Borrower’s option, provided that (i) $20 million must be borrowed and remain outstanding for a period of at least three months, commencing on the day after entry of the Final DIP Order, and (ii) loans repaid under certain circumstances within three months of having been borrowed are subject to a prepayment premium calculated to give the lenders the benefit of three months’ worth of interest (at the Alternate Base Rate) on such repaid loans.
The DIP Credit Facility provides the Agent and lenders with a lien on all of the Borrower’s tangible and intangible assets, subject in certain instances to the approval of applicable gaming authorities. In addition, each of the Borrower’s subsidiaries (including the Tropicana Las Vegas Holdings, LLC (“LandCo”) and its subsidiaries (the “LandCo Debtors”)), but not including the Excluded Subsidiaries (as defined below) are guarantors under the DIP Credit Facility and each has granted a lien on substantially all of its tangible and intangible assets subject in certain instances to the approval of applicable gaming authorities. The liens granted by the subsidiaries are (a) in the case of the subsidiaries that are Senior Credit Facility debtors (the “OpCo Debtors”), first priority priming liens, senior to the liens granted by the OpCo Debtors to the lenders (collectively, the “OpCo Lenders”) under the Senior Credit Facility and (b) in the case of subsidiaries that are LandCo Debtors, liens immediately junior to the liens granted by the LandCo Debtors to the lenders (collectively, the “LandCo Lenders”) under the LandCo Debtors’ Credit Agreement, dated as of January 3, 2007 (as amended, the “LandCo Credit Agreement”), and certain other existing liens. In addition, none of Aztar Indiana Gaming Company, LLC, CP Vicksburg, Adamar and Manchester Mall, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendum, Centroplex Center Convention Hotel LLC, CP Baton Rouge Casino, LLC and Jazz Enterprises, Inc. (collectively, the “Excluded Subsidiaries”) are guarantors of the DIP Credit Facility or has granted any liens to the DIP Agent and lenders on its assets. To the extent that any Excluded Subsidiary ceases to be an Excluded Subsidiary in accordance with the terms of the DIP Credit Facility, however, then subsidiary is required to become a guarantor and grant liens on its assets.
The DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on the OpCo Debtors’ financial and business operations, including their ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the DIP Credit Facility allows the OpCo Debtors to lend up to $15 million to the LandCo Debtors. Furthermore, the DIP Credit Facility requires the OpCo Debtors to incur disbursements subject to a periodically updated and agreed-upon Approved Cash Flow Forecast (as defined in the DIP Credit Agreement) subject to certain variances as set forth in the DIP Credit Facility.
The financial covenants contained in the DIP Credit Facility require the OpCo Debtors to, among other things, (i) maintain a monthly minimum Consolidated Adjusted EBITDA at the levels set forth in the DIP Credit Facility, (ii) maintain a cumulative monthly minimum Consolidated Adjusted EBITDA at the levels set forth in the DIP Credit Facility, (iii) maintain at least $7 million of liquidity determined by reference to their cash balances and available credit under the DIP Credit Facility; and (iv) limit cumulative capital expenditures during each monthly period to the amounts set forth in the DIP Credit Facility.

The DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.
On May 7, 2008, the Bankruptcy Court entered an Interim DIP Order approving on interim basis the DIP Credit Facility. The Interim DIP Order authorized the Borrower to borrow up to $20 million under the DIP Credit Facility, as well as granting the OpCo Debtors the right to utilize the OpCo Lenders’ cash collateral in exchange for certain protections afforded to the OpCo Lenders, including the Adequate Protection Package (as defined below). On May 30, 2008, the Bankruptcy Court entered the Final DIP Order approving on a final basis the DIP Credit Facility and the Adequate Protection Package, in each case as amended (in the case of the DIP Credit Facility) or revised (in the case of the Adequate Protection Package) since the Interim DIP Order on terms more favorable to the OpCo Debtors.
The adequate protection package (the “Adequate Protection Package”) for the OpCo lenders (including swap providers) includes, among other things: (i) an agreement by the OpCo Debtors to pay accrued interest on the obligations under or relating to the Senior Credit Facility on a monthly basis (ii) an agreement by the OpCo Debtors to reimburse certain costs and expenses of the administrative agent under the Senior Credit Facility and (iii) superpriority claims and replacement liens to the extent of any diminution in value to the OpCo Lenders’ interests in the OpCo Debtors’ assets.
The proceeds of the DIP Credit Facility, together with cash generated from daily operations and cash on hand, will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits.
Use of Cash Collateral
Also on May 7, 2008, the Bankruptcy Court entered an order (the “Interim Cash Collateral Order”) approving on an interim basis the terms pursuant to which the LandCo Debtors were permitted to use the LandCo Lenders’ cash collateral. Such use was permitted in exchange for certain protections afforded to the LandCo Lenders, including the LandCo Adequate Protection Package (as defined below). On May 30, 2008, the Bankruptcy Court entered an order (the “Final Cash Collateral Order”) approving on a final basis the terms pursuant to which the LandCo Debtors are permitted to use the LandCo Lenders’ cash collateral and the LandCo Adequate Protection Package (as defined below), as revised since the Interim Cash Collateral Order on terms more favorable to the LandCo Debtors.
The adequate protection package (the “LandCo Adequate Protection Package”) for the LandCo Lenders (including swap providers) includes, among other things: (i) an agreement by the LandCo Debtors to pay accrued interest on the obligations under or relating to the LandCo Credit Facility on a monthly basis; (ii) an agreement by the LandCo Debtors to reimburse certain costs and expenses of the administrative agent under the LandCo Credit Facility and (iii) superpriority claims and replacement liens to the extent of any diminution in value of the LandCo Lenders’ interests in the LandCo Debtors’ assets. Among other provisions, the Final Cash Collateral Order permits the LandCo Debtors to pay accrued interest on the obligations from the amounts on deposit in a pre-funded interest reserve account established and funded pursuant to the terms of the LandCo Credit Agreement.
The LandCo Adequate Protection Package also includes certain reporting requirements (substantially similar to those contained in the LandCo Credit Agreement) as well as certain termination events that are usual and customary in similar arrangements. In the event of the occurrence of a termination event, the ability of the LandCo Debtors to continue using the LandCo Lenders’ cash collateral would be subject to further Bankruptcy Court approval (if at all).
General
Tropicana Entertainment’s net cash provided by operating activities for the year ended December 31, 2007 was $87.8 million. Due to the acquisition of Aztar, Tropicana Entertainment generated more cash from operating activities in the year ended December 31, 2007 than Tropicana Casinos and Resorts generated in the year ended December 31, 2006. Tropicana Entertainment used cash produced by operating activities to reinvest in existing properties and make interest payments on outstanding indebtedness, among other things. Tropicana Entertainment supplemented its cash flows from operations during the period with cash from investing activities.
Tropicana Entertainment’s cash used in investing activities totaled $1.3 billion for the year ended December 31, 2007, which consisted of $0.2 billion for net additions to property and equipment and $1.1 billion expended in connection with the acquisition of Aztar and related costs.
Tropicana Entertainment’s net proceeds derived from financing activities totaled $1.3 billion for the year ended December 31, 2007. Financing activities included long term debt incurred, net of related costs, of $2.0 billion and capital contributions made by Tropicana Entertainment’s sole member of $0.4 billion. Tropicana Entertainment used $1.1 billion of the gross proceeds of its financing activities during the period to the repayment of long-term debt.

Certain costs incurred in connection with the acquisition of Aztar are tax-deductible, including, among other things, expenditures associated with the exercise of stock options which were treated as employee compensation for tax purposes, payment of deferred compensation to executive officers of Aztar, and certain separation payments. Accordingly, subject to applicable statutory limitations, these costs produced favorable income tax attributes that Aztar will utilize in 2007 and carry back to its 2006 federal and state income tax returns as well. We estimate that the tax benefits resulting from tax-deductible expenditures in connection with the acquisition of Aztar will result in total federal and state income tax refunds of approximately $32.3 million in 2007 and 2008, of which $8.0 million was received in the fourth quarter of 2007 and $24.3 was received in the second quarter of 2008, which were not recognized for book purposes.
For the reasons that follow, management cannot assure you that Tropicana Entertainment’s cash flows from operations coupled with availability under the DIP Credit Facility will be sufficient to meet its expected needs for working capital and other cash requirements through the conclusion of the third quarter of 2008.
Tropicana Atlantic City, Casino Aztar Evansville and Vicksburg Horizon
Although the extent to which Tropicana Entertainment is permitted to participate in the earnings of the Tropicana Atlantic City while the ICA Trust remains operative and the Conservator Order is in effect has not been expressly specified by the NJ Commission, the Trustee/Conservator is authorized to transfer some of the cash flow produced by the Tropicana Atlantic City to Tropicana Entertainment until the property is sold to fund interest expense allocated to the Tropicana Atlantic City operations. As of April 30, 2008, the Trustee/Conservator had transferred $11.6 million to the Company, however, the Trustee/Conservator has ceased making such transfers as of May 5, 2008. Moreover, there can be no assurance that the Trustee/Conservator will transfer further funds produced by the Tropicana Atlantic City to Tropicana Entertainment. In addition, the Tropicana Atlantic City presently operates under the direction of the Trustee/Conservator, which means that Tropicana Entertainment does not exercise control over the operations of the Tropicana Atlantic City. As a result, the operating expenses incurred by the property may increase, which may, in turn, decrease the cash flow produced by the property which is available for distribution to Tropicana Entertainment. If Tropicana Entertainment does not receive sufficient distributions from the Tropicana Atlantic City, its liquidity will be adversely affected. See “Item 1A. Risk Factors—The Tropicana Atlantic City is subject to New Jersey gaming regulations and the management control of the Trustee/Conservator.” As a result, the proceeds we realize from the property’s sale may be limited, the property’s operating costs may increase from historical levels and we are no longer able to control the extent to which cash flow produced by the property is utilized.
We have the right under the Power of Attorney to receive the excess cash flow produced by the Casino Aztar Evansville. However, in his appointed capacity, the Indiana Attorney-in-Fact has the authority to manage the day-to-day operations of the Casino Aztar Evansville in its discretion, which means that we do not exercise control over the operations of the Casino Aztar Evansville. As a result, the operating expenses incurred by the property may increase, which may, in turn, decrease the excess cash flow produced by the property which is available for distribution to Tropicana Entertainment. Also, although the Indiana Attorney-in-Fact is required to distribute the excess cash flow produced by the Casino Aztar Evansville to Tropicana Entertainment, it is unclear that the Indiana Attorney-in-Fact will furnish such cash flow to us as promptly as we might have distributed the same to Tropicana Entertainment prior to the adoption of the Power of Attorney. If Tropicana Entertainment does not receive sufficient distributions from the Casino Aztar Evansville in a prompt manner, its liquidity will be adversely affected. See “Item 1A. Risk Factors—Our Casino Aztar Evansville is presently being managed by the Indiana Attorney-in-Fact pursuant to the Power of Attorney.” As a result, the property’s operating costs may increase from their historical levels and we are no longer able to exercise control over day-to-day management decisions at the property.
Park Cattle Settlement
On April 2, 2008, the Tropicana Parties entered into a Settlement Stipulation with Park Cattle pursuant to which the parties agreed to settle their ongoing litigation that had been pending in a Nevada state court with respect to the ground lease for the Tahoe Horizon Resort in South Lake Tahoe, Nevada. See “Item 1 — Business — Recent Developments — Settlement of Park Cattle Litigation” and “Item 3. Legal Proceedings—Park Cattle Litigation and Settlement” for more information. Although the Unrestricted Affiliates are solely responsible for making the Settlement Payments, if they fail to timely make any required settlement payments or any of the Tropicana Parties fails to comply with certain ongoing covenants specified in the Settlement Stipulation prior to the payment in full of the Settlement Payments, Park Cattle generally has the right to seek certain remedies, including having a liquidated judgment in the amount of the Liquidated Amount of up to $290 million entered against the Tropicana Parties in the Nevada state court. The entry of such a judgment would have a material adverse effect on our liquidity.

In addition, the covenants contained in the Settlement Stipulation include, among other things, making timely rent payments called for under the leases, complying with certain protections for the benefit of Park Cattle as a result of the filing of the Chapter 11 Cases, providing Park Cattle with quarterly and annual financial statements, maintaining permits, licenses and other authorizations applicable to the Tahoe Horizon Resort and MontBleu properties and performing certain repairs at the Tahoe Horizon Resort and MontBleu properties. The cost of compliance with these covenants, especially the covenant requiring certain repairs at the Tahoe Horizon Resort and MontBleu properties, could be significant and could adversely affect our liquidity.
Other Potential Negative Impacts on Cash Flows and Liquidity
As a result of various events, including the filing of the Chapter 11 Cases, the denial of our gaming license in New Jersey and the failure to file timely financial statements, among other things, we have been declared in default under various financing agreements including the Notes, the Senior Secured Credit Facility and the Las Vegas Term Loan. As a result, the Company became obligated to pay default interest rates under these facilities. In addition, the filing for bankruptcy protection resulted in the termination of our interest rate swap agreements that the Company had entered into in conjunction with the Landco Credit Agreement and the Senior Credit Facility, and the value under such agreements became due as a result of the Chapter 11 Cases in the claimed amount of $55.9 million with interest due at a weighted average rate approximating the above bank rate plus 3.0%. These factors have significantly increased the Company’s interest costs and will adversely affect future liquidity.
Adverse effects on our business as a result of recent regulatory actions and the filing of the Chapter 11 Cases, changes in terms imposed by vendors or other service providers, regulatory fines, penalties, settlements or adverse results in litigation, future payments to lenders or holders of Notes, unexpected capital requirements, and other factors could negatively impact Tropicana Entertainment’s cash flows and liquidity.
Retirement of Prior Credit Facility
Tropicana Casinos and Resorts maintained a $250.0 million credit facility (the “Old TCR Credit Facility”) consisting of a term loan A in an aggregate principal amount of $100.0 million, of which $96.9 million was outstanding as of December 31, 2006; a term loan B in an aggregate principal amount of $100.0 million, of which $98.8 million was outstanding as of December 31, 2006; and a revolving loan in an aggregate principal amount of up to $50.0 million, which was not drawn at December 31, 2006. All amounts outstanding under the Old TCR Credit Facility were repaid on January 3, 2007.
Additional Sources and Uses of Cash
Use of Cash for the Acquisition of Aztar. On January 3, 2007, affiliates of Tropicana Entertainment acquired all of the outstanding equity interests in Aztar for approximately $2.1 billion in cash.
Substantially concurrently with the consummation of the acquisition of Aztar, Tropicana Entertainment caused Aztar to call for redemption of its $300.0 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2014 and $175.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2011 (collectively, “Aztar Notes”) by irrevocably depositing with the trustees for such Aztar Notes amounts sufficient to pay and discharge the entire indebtedness outstanding under such series of Aztar Notes, including principal, premium and liquidated damages, if any, and accrued interest to February 2, 2007, the date on which such series of Aztar Notes were redeemed. In addition, on January 3, 2007, Tropicana Entertainment caused Aztar to repay in full all outstanding term loans and revolving loans, together with interest and all other amounts due in connection with such repayment, under Aztar’s then outstanding credit agreement. The credit agreement was comprised of a $675 million Senior Credit Facility consisting of a five-year revolving credit facility of up to $550 million and a five-year term loan facility of $125 million.
Prepetition Indebtedness. Tropicana Entertainment financed the Aztar acquisition, the refinancing of Aztar’s indebtedness outstanding prior to its acquisition, and the retirement of Aztar’s then outstanding credit facility and certain additional indebtedness with:
•	The Notes: The net proceeds obtained from the Notes offering, for which the Notes aggregate $960 million in principal amount. The Notes mature on December 15, 2014. The Notes accrue interest at a rate of 9 5/8% per annum, which is payable semi-annually in arrears on June 15 and December 15. The Indenture contains covenants that limit, subject to certain exceptions, the ability of Tropicana Entertainment and the Guarantors (as defined below) to, among other things, incur debt, declare certain dividends or make certain distributions, repay certain indebtedness, make loans or other investments, merge, consolidate or sell substantially all of its property or business, enter into transactions with affiliates (which are not Guarantors), cause their subsidiaries to pay certain dividends or make certain distributions or enter into a new line of business.

No principal payments are due on the Notes until their maturity, however, the Company is in default under the Indenture, and the holders of a majority of the Notes have accelerated the indebtedness under the Notes.

•	The Senior Credit Facility: The Senior Credit Facility, which was made available to Tropicana Entertainment on January 3, 2007 and provided for $1.5 billion in aggregate principal amount of term loans, $229.8 million in aggregate principal amount of which we have since repaid resulting in $1.3 billion in aggregate principal amount of such term loans presently being outstanding, and a $180.0 million Revolver. However, the Revolver was reduced to $11.0 million as of December 31, 2007 and, upon filing for bankruptcy on May 5, 2008, the amount then outstanding under the Revolver was $21 million, including approximately $9.7 million of outstanding letters of credit. The Term Loan and the Revolver carry variable interest rates equal to the prime rate plus 3.25% and 3.75%, respectively. Accordingly, based on a prime rate of 7.25% as of December 31, 2007, our Term Loan and Revolver carried interest rates of approximately 10.5% and 11.0% respectively. The Senior Credit Facility contains covenants that limit, subject to certain exceptions, the ability of Tropicana Entertainment and the Guarantors to, among other things, incur debt, declare certain dividends or make certain distributions, repay certain indebtedness, incur liens or other encumbrances, make loans or other investments, merge, consolidate or sell substantially all of its property or business, make capital expenditures above certain prescribed levels during any fiscal year, enter into transactions with affiliates (which are not Guarantors), cause its subsidiaries to pay certain dividends or make certain distributions, amend debt or other material agreements or enter into a new line of business. The Senior Credit Facility also requires Tropicana Entertainment to comply with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio which will become more restrictive over time.

•	The Las Vegas Term Loan: The Las Vegas Term Loan which was made available to the Las Vegas Borrower on January 3, 2007, a newly formed indirect subsidiary of Tropicana Entertainment that indirectly holds the assets and operations relating to the Tropicana Las Vegas, which is not part of the restricted group under the Indenture or the Senior Credit Facility and whose operating results do not support debt service obligations under the Notes or the Senior Credit Facility. The initial term of the Las Vegas Term Loan concluded on July 3, 2008. As a result of this near term maturity date, $440.0 million is classified as current portion, long-term debt in the financial statements of Tropicana Entertainment contained elsewhere herein. The Las Vegas Term Loan affords the Las Vegas Borrower two six-month options to extend the term of such loan, however, the option to extend the term of the loan may not be available to the Las Vegas Borrower if the loan is in default (including a default triggered as a result of events of default or acceleration events under other indebtedness) or the Las Vegas Borrower is unable to satisfy certain other conditions. The interest rates per annum applicable to the Las Vegas Term Loan are, at the Las Vegas Borrower’s option, LIBOR plus 2.25% or an alternate base rate plus 1.50%. The Las Vegas Borrower is currently in default under the Las Vegas Term Loan and the default rate under the agreement of an additional 2% became effective on May 6, 2008.
•	The Las Vegas Term Loan contains covenants that, subject to certain exceptions, limit the Las Vegas Borrower’s ability to, among other things, incur debt, declare certain dividends on, redeem or repurchase its capital stock generally, repay certain outstanding indebtedness, incur liens or other encumbrances, make loans or other investments, merge, consolidate or sell substantially all its property or business, make certain capital expenditures, cause its subsidiaries to pay certain dividends or make certain distributions and amend debt or other material agreements. The Las Vegas Term Loan also requires the Las Vegas Borrower to comply with certain financial covenants, including a maximum ratio of total indebtedness to the appraised value of the property located on the Las Vegas “Strip” of 60%, and maximum capital expenditure amounts.

•	No principal payments are due under the Las Vegas Term Loan until its maturity, however, as a result of the indebtedness under the Senior Credit Facility being accelerated following the occurrence of an event of default thereunder, the indebtedness under the Las Vegas Term Loan was also accelerated.
Swap Agreements. Tropicana Entertainment managed market risk arising out of potential fluctuations in interest rates on its and its subsidiaries’ variable rate debt, including debt incurred pursuant to the Senior Credit Facility and the Las Vegas Term Loan, by utilizing derivative financial instruments (the “Swap Agreements”). Effective as of January 3, 2007, Tropicana Entertainment entered into Swap Agreements in the amount of $1.0 billion which effectively fixed at 5.00% per annum the LIBOR applicable to $1.0 billion of the indebtedness incurred under the Senior Credit Facility and the Las Vegas Borrower entered into a Swap Agreement in the amount of $440 million which effectively fixed at 5.10% per annum the LIBOR applicable to the $440 million Las Vegas Term Loan.

The Swap Agreements have fixed payment dates on the last day of each March, June, September and December, which commenced on March 31, 2007. The Swap Agreements terminate on January 3, 2012 for the Senior Credit Facility Swap Agreements and on July 3, 2008 for the Las Vegas Term Loan Swap Agreement. The Swap Agreements mitigated the effects of fluctuations in LIBOR, thereby reducing our exposure to the risk of loss associated with adverse changes in market rates and prices. However, the filing for bankruptcy protection on May 5, 2008 caused an early termination of the Swap Agreements. The Swap Agreements provide that upon an early termination, the market value of the Swap Agreement as of the date of the early termination of claimed amounts approximating $55.9 million is due on the early termination date and interest is payable on the amount owed from the early termination date until paid at the above bank rate plus approximately 3%.
The Notes and the indebtedness under the Senior Credit Facility are guaranteed, jointly and severally, by certain of Tropicana Entertainment’s existing and future domestic subsidiaries as well as by the Affiliate Guarantors (collectively, the “Guarantors”). Neither the Notes nor the Senior Credit Facility are guaranteed by Greenville Riverboat, LLC, a direct subsidiary of Tropicana Entertainment that it does not wholly own, although Greenville Riverboat, LLC is subject to the restrictive covenants contained in the Indenture and the credit documentation governing the Senior Credit Facility. In addition, neither the Notes nor the Senior Credit Facility are guaranteed by the subsidiaries of Tropicana Entertainment that hold the assets and operations relating to the Tropicana Las Vegas, which entities are designated “Unrestricted Parties” under the Indenture.
The Indenture, the credit documentation governing the Senior Credit Facility and the DIP Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on Tropicana Entertainment’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates. Tropicana Entertainment is subject to additional restrictions on borrowing as a result of the Chapter 11 Cases.
Contractual Obligations
Tropicana Entertainment and Tropicana Casinos and Resorts have various contractual obligations which they record as liabilities in their consolidated financial statements. Tropicana Entertainment and Tropicana Casinos and Resorts also enter into other purchase commitments or contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, Tropicana Entertainment and Tropicana Casinos and Resorts enter into contracts for the provision of goods and services in the ordinary course of business, such as with respect to food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred.
The following table summarizes Tropicana Entertainment’s material future contractual obligations, in thousands, as of December 31, 2007:

(in millions)	Payments due by Period
	Within
Contractual Obligations	1 Year	2-3 Years	4-5 Years	Total
Long term debt, including current portion	$2,711.2	$—	$—	$2,711.2
Operating leases	10.3	21.4	14.9	46.6
Interest rate swap liquidation	39.5	—	—	39.5
Other	0.3	0.1	—	0.4

Total	$2,761.3	$21.5	$14.9	$2,797.7

As the preceding table illustrates, Tropicana Entertainment incurred significant additional indebtedness in connection with the acquisition of Aztar. As the issuer of the Notes and an obligor under the Senior Credit Facility, Tropicana Entertainment is required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness. In addition, the Indenture and the credit documentation governing the Senior Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on Tropicana Entertainment’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates. The table above also reflects the maturing of the Las Vegas Term Loan in June 2008. Termination costs under our Swap Agreements are shown as “Interest rate swap liquidation” and are reflected as of December 31, 2007. These costs, which have increased significantly since December 31, 2007 because of the decrease in LIBOR, represent an approximate claimed amount of $55.9 million as of May 5, 2008. The Company’s obligation under these interest rate swap agreements will likely constitute secured claims in the Chapter 11 Cases.
The ability of Tropicana Entertainment to service its contractual obligations and commitments depends on future performance, which will be affected by, among other things, the factors identified in “Part I. Item 1A. Risk Factors” of this Annual Report, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. In addition, one of the results of the Chapter 11 Cases, which were filed on May 5, 2008, is that a number of the obligations discussed above have been stayed by the Bankruptcy Court.

Off-Balance Sheet Arrangements
Realty has been included in Tropicana Entertainment’s and Tropicana Casinos and Resorts’ consolidated financial statements as a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter, which represents an off-balance sheet arrangement. Realty owns the real estate and substantially all of the non-gaming assets of the River Palms, which it leases to a subsidiary of Tropicana Entertainment that operates the casino resort. Realty’s sole income is rental income derived from the aforementioned lease. Realty is a Guarantor of the outstanding Notes and the Senior Credit Facility.
Tropicana Entertainment manages market risk arising out of potential fluctuation in interest rates on its and its subsidiaries’ variable rate debt, including debt incurred pursuant to the Senior Credit Facility and the Las Vegas Term Loan, by utilizing derivative financial instruments. Tropicana Entertainment evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. Tropicana Entertainment’s derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Tropicana Entertainment adjusts these interest rate swap agreements to market value. As noted above, the interest rate swap agreements were terminated as a result of our filing for bankruptcy protection on May 5, 2008.
Other than as described above, Tropicana Entertainment does not maintain any off-balance sheet arrangement that has, or is reasonably likely to have, a current or future material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Tropicana Entertainment’s discussion and analysis of its financial position and results of operations is based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. In addition, certain of Tropicana Entertainment’s accounting policies, including the estimated lives assigned to its assets, the determination of bad debt, asset impairment, and fair value of self-insurance reserves, require that members of its management team apply reasoned judgment in defining the appropriate assumptions for making the relevant determinations. Management estimates and judgments are based on historical experience, terms of existing contracts, evaluation of trends in relevant industries, information provided by customers and information available from other outside sources, as management deems appropriate. While Tropicana Entertainment evaluates its estimates and judgments on an ongoing basis, actual results may differ from these estimates and judgments under different assumptions and conditions.
Tropicana Entertainment believes the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of their financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements of Tropicana Entertainment contained in this Annual Report. Tropicana Entertainment’s accounting policies are routinely reviewed and they may, in the ordinary course, be changed on a going-forward basis.
Self-Insurance Accruals
Tropicana Entertainment is self-insured up to certain limits for costs associated with general liability and workers’ compensation insurance. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these costs, Tropicana Entertainment considers historical loss experience and makes judgments about the expected levels of costs per claim. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. Tropicana Entertainment believes that the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in accident frequency and severity and other factors could materially affect the reliability of estimates for these liabilities. Tropicana Entertainment continually monitors its estimates, evaluates its insurance accruals and, to the extent necessary, adjusts its recorded provisions.

Property and Equipment
Depreciation and amortization are computed over the estimated useful lives of relevant items of property and equipment on the straight-line method. Estimated useful lives for property and equipment in service range from 10 to 39 years for building and building components, and 3 to 10 years for equipment. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset.
Management reviews casino and hotel assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate, plus the assets’ residual value to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then the casino and hotel assets are written down to fair value. Fair value is determined based on discounted cash flows.
Management reviews its facilities for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Any legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset are recorded at the time they are known. If such legal obligations arise, management requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs, if any, are capitalized as part of the carrying amount of the long-lived asset. The liability, if any, is discounted and accretion expenses are recognized using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over net assets acquired. Goodwill is not amortized. Goodwill is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets represent assets, other than goodwill or financial assets, which lack physical substance. Intangible assets with a definite life are amortized over their useful life. An intangible asset’s useful life is defined as the period over which the asset is expected to contribute directly or indirectly to future cash flows.
Intangible assets with an indefinite life are not amortized. An intangible asset that is not subject to amortization is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
When testing goodwill and intangible assets with indefinite lives for impairment, the income approach is used, which includes an analysis of the market, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing hotel/casino and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the impairment test include EBITDA projections, working capital requirements and the discount rate.
As a part of the Company’s annual review for impairment of goodwill and non-amortizing intangible assets, the Company recorded an impairment charge of approximately $1.0 billion, of which $0.8 billion is included in discontinued operations on the statement of operations as it is related to the Tropicana Atlantic City and the Casino Aztar Evansville operations.
Accounts Receivable
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems such accounts to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.
Customer Loyalty Program
Tropicana Entertainment provides certain custom loyalty programs at its casinos which reward customers for gaming play. Under the programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the programs of individual casinos, for cash, goods and services. Tropicana Entertainment accrues the cost of points that may be redeemed for cash as they are earned, as adjusted to give effect to estimated redemption rates. These costs are recorded as promotional allowances. Tropicana Entertainment estimates the cost and accrues for the expense of points that are redeemable for goods or services as such points are earned from gaming play.

These accruals are recorded as casino expense. The estimated cost is based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are eligible to be redeemed.
Income Tax
Tropicana Entertainment and TCR are pass through entities for federal and state income tax purposes. As pass through entities, the tax attributes of Tropicana Entertainment and TCR will pass through to their owners, who will then owe any related income taxes. TCR revoked its S-corporation status effective as of January 1, 2008, and will be treated as a C-corporation subsequent to December 31, 2007.
Aztar, which was acquired on January 3, 2007, and its direct subsidiaries were registered as C-corporations for federal and state income tax purposes. As C-corporations, Tropicana Entertainment accounted for the provision of income taxes of the Aztar entities in accordance with the accrual methodology under FAS 109, Accounting for Income Taxes. As such, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company originally made an election to treat Aztar and its subsidiaries as Qualified Sub-Chapter 5 corporations as of May 15, 2007. Subsequently, the Company rescinded this election which was received and acknowledge by the Internal Revenue Service. As a result, Aztar and its subsidiaries will report it earnings and file its tax returns as taxable C-corporations for all of 2007.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not cause a change in the liability for unrecognized tax benefits for periods prior to its adoption. The amount of unrecognized tax benefits includes any applicable interest and penalties.
CP LAUGHLIN REALTY, LLC
Overview
Realty, an Affiliate Guarantor, owns the real estate on which, and the facility in which, Tropicana Entertainment’s River Palms casino property operates. Realty also owns substantially all of the property’s non-gaming assets. Laughlin, a subsidiary of Tropicana Entertainment, is a counterparty to a lease with Realty with respect to the use of such real estate, facility and non-gaming assets. The term of the lease extends through September 30, 2018. The lease requires Laughlin to make monthly payments to Realty in an amount equal to $425. Realty’s sole income is derived from rental payments made to it pursuant to the Lease. Realty is subject to the restrictive covenants contained in the Indenture and the Senior Credit Facility.
In accordance with FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities”), Realty has been included in Tropicana Entertainment’s and Tropicana Casinos and Resorts’ consolidated financial statements as a variable interest entity of which Tropicana Casinos and Resorts was the primary beneficiary prior to the corporate reorganization completed substantially concurrently with the acquisition of Aztar and of which Tropicana Entertainment became the primary beneficiary thereafter, which represents an off-balance sheet arrangement.
All of the membership interests in Realty are held by CSC Holdings, an affiliate of Columbia Sussex. Columbia Sussex has been designated as the sole manager of Realty. Accordingly, Mr. William Yung, as the sole voting stockholder of Columbia Sussex, exercises control over Realty.
Summary Operating Results:

(in thousands)	For the Year Ended December 31,
	2007	2006	2005
Operating revenue	$4,007	$4,007	$4,007
Operating expenses	(1,263)	(1,257)	(1,352)
Net interest expense	(1,245)	(1,178)	(1,031)

Net income	$1,499	$1,572	$1,624

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net operating revenue was flat, as the fixed monthly rental payments received under the Lease was Realty’s sole source of income during the two periods. Similarly, operating expenses were flat as depreciation and amortization on Realty’s assets remained its sole operating expense during the 2007 period as it had been during the 2006 period as well. As a result, period over period income from operations remained flat. Net interest expense also remained roughly flat, resulting in flat period over period net income.
On January 3, 2007, Realty borrowed $15.8 million from Tropicana Entertainment (the “Realty Loan”), the proceeds of which Realty utilized to repay its allocated portion of the Old TCR Credit Facility. Realty’s net interest expense under the Realty Loan during the year ended December 31, 2007 slightly exceeded its net interest expense under the Old TCR Credit Facility during the year ended December 31, 2006, resulting in marginally higher period over period net interest expense of $1,245 as compared to $1,178. As a consequence, net income dipped slightly to $1.5 million in the year ended December 31, 2007 from $1.6 million in the year ended December 31, 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net operating revenue was flat, as the fixed monthly rental payments received under the Lease were Realty’s sole source of income during the two periods. Similarly, operating expenses were flat as depreciation and amortization on Realty’s assets remained its sole operating expense during the 2006 period as it had been during the 2005 period as well. As a result, period over period income from operations remained flat.
Liquidity and Capital Resources
General
Historically, Realty’s cash flows generated by operations have generally been used to purchase property and equipment, make interest payments on debt and provide distributions to its equity holder. Realty has supplemented the cash flows generated by its operations with liquidity provided by capital contributions or loans from Mr. William Yung or his affiliates.
Realty’s net cash provided by operating activities for the year ended December 31, 2007 was $3.9 million. This operating cash flow was used to fund advances to related parties of $3.9 million, primarily to Laughlin as rent under the Lease continues to accrue as a receivable until cash changes hands.
Realty’s net cash used in financing activities for the year ended December 31, 2007 was $3.9 million, which was comprised of the accrued rent to Laughlin as described above. As described above, Realty utilized the proceeds of the Realty Loan to repay its allocated portion of the Old TCR Credit Facility on January 3, 2007.
Realty’s long-term liabilities include the Realty Loan, which matures on January 3, 2009 and is memorialized in the form of a promissory note payable to Tropicana Entertainment. Under the terms of the Realty Loan, interest accrues at a rate equal to the thirty-day LIBOR plus a fixed margin of 2.50%. As of December 31, 2007, the rate of interest applicable to the Realty Loan was approximately 7.54%. No principal payments are due under the Realty Loan until it matures. In the year ended December 31, 2007, Realty accrued interest in an amount equal to $1.4 million in respect of the Realty Loan.
As an Affiliate Guarantor under the Notes and a Guarantor of the Senior Credit Facility, Realty may be required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness arising from the guarantee. Furthermore, by virtue of being an Affiliate Guarantor under the Notes and a Guarantor of the Senior Credit Facility, Realty’s liquidity position is affected by many of the factors that affect the liquidity of Tropicana Entertainment, including, without limitation the factors described under “Item 7. Liquidity and Capital Resources — Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Tropicana Atlantic City, Casino Aztar Evansville and Vicksburg Horizon,” “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Access to Senior Credit Facility and Defaults Under Debt Instruments,” “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Near Term Maturity of the Las Vegas Term Loan” and “—Tropicana Entertainment, LLC—Liquidity and Capital Resources—Overview and Effect of Recent Developments—Other Potential Negative Impacts on Cash Flows and Liquidity.”

The Indenture, the credit documentation governing the Senior Credit Facility and the DIP Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on Realty’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates. Realty is subject to additional restrictions on borrowing as a result of the Chapter 11 Cases.
Although the Indenture and the credit documentation governing the Senior Credit Facility limit the ability of Realty to make distributions, Realty is permitted to make distributions to the company that owns its equity in order to allow it to pay income taxes on its allocated income from Realty’s operations. Realty intends to make these permitted tax distributions in the future to the extent permitted under the Indenture and the credit documentation governing the Senior Credit Facility and the Bankruptcy Code.
Contractual Obligations
The following table summarizes Realty’s future material contractual obligations, in thousands, at December 31, 2007:

(in thousands)	Payments Due by Period
	Less than	1 - 3
Contractual Obligations	1 Year	Years	Total
Note payable to affiliate	$—	$15,750	$15,750
Variable interest	1,188	1,188	2,376

Total	$1,188	$16,938	$18,126

In addition, Realty is a Guarantor of the indebtedness incurred by Tropicana Entertainment pursuant to the Notes and the Senior Credit Facility.
Realty’s ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, the factors identified in “Part I. Item 1A. Risk Factors” of this Annual Report, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.
Off-Balance Sheet Arrangements
Realty does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Realty does not presently maintain any investments in derivative securities.
Critical Accounting Policies
Realty’s discussion and analysis of its financial position and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The estimates and assumptions made by management in connection with the preparation of financial statements for Realty are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for Tropicana Entertainment. See “— Tropicana Entertainment, LLC—Critical Accounting Policies” for a brief description of several of these estimates and assumptions.

COLUMBIA PROPERTIES VICKSBURG, LLC
Overview
CP Vicksburg, an Affiliate Guarantor, owns and operates the Vicksburg Horizon Casino, a 297-foot multi-level antebellum style riverboat situated in downtown Vicksburg, Mississippi. The property features a two-floor 20,909-square-foot casino including slot machines and table games. The property is adjacent to a shore side complex that includes a seven story hotel offering 117 guestrooms, two restaurants, a sports bar, two covered parking garages and an additional parking lot with free valet service, providing customers with a total of 889 parking spaces. CP Vicksburg is subject to the restrictive covenants contained in the Indenture and the Senior Credit Facility.
Mr. William Yung holds 61 non-voting units and 9 voting units of membership interests issued by CP Vicksburg, which represents a 1% economic ownership interest and a 100% voting interest in that company. The JMBS Trust, a trust created for the benefit of Mr. William Yung’s children, holds the remaining 6,930 non-voting units of membership interests issued by CP Vicksburg, which represents a 99% economic ownership interest in that company. Until June 30, 2008, Mr. William Yung was designated as the sole manager of CP Vicksburg and exercised control over CP Vicksburg’s operations, and, as of June 30, 2008, TEH was the manager of CP Vicksburg.
On November 12, 2007, CP Vicksburg entered into the Vicksburg Sale Agreement with Nevada Gold pursuant to the terms of which CP Vicksburg agreed to sell to Nevada Gold substantially all of the assets utilized in the operation of the Vicksburg Horizon in exchange for consideration equal to $35.0 million, subject to certain customary purchase price adjustments. See “Item 1 — Recent Developments – Sale of Vicksburg Horizon.” The Vicksburg Sale Agreement contemplates that the purchase price will be paid in cash, except that, under certain circumstances, Nevada Gold may be entitled to fund up to $5.0 million of the purchase price through the issuance of a promissory note in favor of CP Vicksburg, which note would mature three years following the consummation of the sale of the Vicksburg Horizon. The closing of the sale of the Vicksburg Horizon is subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
Summary Operating Results:

(In thousands)	Year Ended December 31,			Change
	2007	2006	2005	07 vs 06	06 vs 05
Operating revenue	$29,915	$33,599	$32,771	-11%	3%
Operating expenses	33,827	30,957	28,493	9%	9%

Income (loss) from operations	$(3,912)	$2,642	$4,278	N/M	-38%

Net interest income (expense)	$(187)	$(1,118)	$(1,168)	N/M	-4%

Net income (loss)	$(4,099)	$1,524	$3,110	N/M	-51%

N/M: not meaningful
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Operating Revenues
Net operating revenue decreased by $3.7 million, or 11%, period over period, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. Consistent with management’s expectations, revenue increases experienced in prior periods following Hurricane Katrina receded somewhat as casinos re-opened in the regions affected by the hurricane and the transient population created by the hurricane in the Vicksburg region continued to shift back, in part, to other Gulf Coast areas.
Operating Expenses
Operating expenses increased by $2.8 million, or 9%, period over period, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. Costs directly related to revenues declined $1.7 million and 16% period over period, which decline consisted of the following: casino, room, food & beverage, other casino and hotel and gaming taxes. A period over period decline in marketing, advertising and casino promotions expenses of $0.5 million, or 15%, resulted primarily from a reduction in newspaper, magazine and radio advertising expenditures. Extensive repairs and maintenance in the 2006 period resulted in a reduction of $0.7 million, or 49%, in period over period expenditures for repairs and maintenance. The overhaul of air conditioning units in the 2006 period, which increased their efficiency, and milder temperatures in 2007 caused a period over period decrease in utility expense of $0.2 million, or 20%. Efforts to keep costs in line with declining revenues led to administrative and general savings of $0.5 million, or 17%, in the 2007 period as compared to the 2006 period.
Income from Operations
As a result of the factors described above, period over period income from operations decreased as revenue declined while operating expenses increased.

Interest Income (Expense)
All of CP Vicksburg’s outstanding debt was repaid in December 2006. As a result, CP Vicksburg did not incur any interest expense during 2007. As a result, period over period net interest expense decreased by $0.9 million.
Net Income
Period over period net income decreased $5.6 million, or 369%. Net income was adversely affected by the reduction in business levels from the abnormally elevated levels experienced in the prior period in the aftermath of Hurricane Katrina, as discussed above, which adverse effect was more than offset by the reduction in interest expense resulting from the repayment of all of CP Vicksburg’s debt in December 2006 and lower period over period operating expenses, as discussed above.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Operating Revenues
Net operating revenue increased $0.8 million, or 3%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase in net operating revenue can be attributed to the success of marketing initiatives executed in the period, and the continued increase in customer visits due to improved access owing to the installation of a new parking facility adjacent to the casino completed in the summer of 2004. The revenue increase was attributable, in part, to the increased population in Jackson, Mississippi (which is the primary feeder city for the Vicksburg gaming market) and the temporary closure of many competing casinos in the Gulf Coast region resulting from the effects of Hurricane Katrina on August 25, 2005. Period over period revenue increases attributable to Hurricane Katrina have begun to level off as casinos have re-opened in the New Orleans and the Gulf Coast regions and the transient population created by Hurricane Katrina has begun to shift back, in part, to other Gulf Coast areas.
Casino revenue increased by $1.1 million, or 3.4%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Hotel room sales increased $0.2 million, or 11%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Food and beverage revenue increased period over period by $0.3 million or 8%. This improved result was attributable to increased operational volume in the hotel and casino.
Operating revenue increases were partially offset by an increase in promotional allowances of $0.9 million or 19% period over period related to the issuance of complimentaries to casino guests to encourage higher casino play.
Operating Expenses
Total operating expenses increased $2.5 million, or 9%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Period over period casino expenses increased $0.3 million, or 4%, representing a slightly higher increase than the growth in casino revenues previously recorded during the year ended December 31, 2007.
Food and beverage costs increased $0.4 million, or 11%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase in food and beverage costs correlates to the increase in food and beverage sales during the period ended December 31, 2006. Period over period administrative and general costs increased $0.5 million, or 18%, due to higher employee benefits costs and costs related to guest claims that were not covered by insurance. Other period over period increases in operating expenses include a $0.2 million increase in utilities costs and a $0.4 million increase in depreciation costs.
Income from Operations
As a result of the factors described above, income from operations decreased $1.7 million, or 38%, to $2.6 million in the year ended December 31, 2006 from $4.3 million in the year ended December 31, 2005.
Interest Expense
Period over period interest expense remained relatively flat as lower average debt balances outstanding were offset by increased interest rates.

Net Income
Net income decreased $1.6 million or 51% period over period due mainly to the higher operating expenses as explained above.
Liquidity and Capital Resources
General
CP Vicksburg’s cash flows generated by operations have generally been used to fund reinvestment in its existing operations, make loans to Tropicana Entertainment to enable that company to service its indebtedness, make interest payments on indebtedness and return capital through distributions to owners. CP Vicksburg has supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of bank debt, and capital contributions or loans from Mr. William Yung or his affiliates.
CP Vicksburg’s cash flow from operating activities for the year ended December 31, 2007 was $7.0 million, which, in addition to funds borrowed from affiliates of $0.3 million, with reduction of cash of $0.2 million was used to fund capital expenditures of approximately $0.6 million and to lend $7.0 million to Tropicana Entertainment in during 2007 to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes. This loan, which is expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrues interest at the rate of 12.0% per annum and matures on January 1, 2015. No interest payments are required to be made under the loan until its maturity.
CP Vicksburg’s long-term liabilities include a lease liability to adjust future lease payments to current market rents based on an appraisal completed when CP Vicksburg was acquired in October 2003. The year ended December 31, 2007 included a $0.2 million reduction in lease expense related to amortization of this liability.
As an Affiliate Guarantor under the Notes and a Guarantor of the Senior Credit Facility, CP Vicksburg may be required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness arising from the guarantee. Furthermore, by virtue of being an Affiliate Guarantor under the Notes and a Guarantor of the Senior Credit Facility, CP Vicksburg’s liquidity position is affected by many of the factors that affect the liquidity of Tropicana Entertainment, including, without limitation the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Tropicana Atlantic City, Casino Aztar Evansville and Vicksburg Horizon,” “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Access to Senior Credit Facility and Defaults Under Debt Instruments,” “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Near Term Maturity of the Las Vegas Term Loan” and “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Other Potential Negative Impacts on Cash Flows and Liquidity.”
The Indenture, the credit documentation governing the Senior Credit Facility and the DIP Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on CP Vicksburg’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates. CP Vicksburg is subject to additional restrictions on borrowing as a result of the Chapter 11 Cases.
Although the Indenture and the credit documentation governing the Senior Credit Facility limit the ability of CP Vicksburg to make distributions, CP Vicksburg is permitted to make distributions to its members in order to allow them to pay income taxes on their allocated income from CP Vicksburg’s operations. CP Vicksburg intends to make these permitted tax distributions in the future to the extent permitted under the Indenture and the credit documentation governing the Senior Credit Facility and the Bankruptcy Code.
Contractual Obligations
CP Vicksburg has various contractual obligations which it records as liabilities in its financial statements. CP Vicksburg also enters into other purchase commitments or contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, CP Vicksburg enters into contracts for the provision of goods and services in the ordinary course of business, such as with respect to food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred.

The following table summarizes CP Vicksburg’s future material contractual obligations, in thousands, at December 31, 2007:

(in thousands)	Payments Due by Period
	Less than	1 - 3	5	More than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
Operating leases	$632	$1,321	$1,402	$14,931	$18,286
Purchase obligations	401	19	—	—	420

Total	$1,033	$1,340	$1,402	$14,931	$18,706

In addition, CP Vicksburg is a Guarantor of the indebtedness incurred by Tropicana Entertainment pursuant to the Notes and the Senior Credit Facility.
CP Vicksburg’s ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, the factors identified in “Part I. Item 1A. Risk Factors” of this Annual Report, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.
Off-Balance Sheet Arrangements
CP Vicksburg does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. CP Vicksburg does not presently maintain any investments in derivative securities.
Critical Accounting Policies
CP Vicksburg’s discussion and analysis of its financial position and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The estimates and assumptions made by management in connection with the preparation of financial statements for CP Vicksburg are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for Tropicana Entertainment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tropicana Entertainment, LLC—Critical Accounting Policies” for a brief description of several of these estimates and assumptions.
JMBS CASINO LLC
Overview
JMBS Casino, an Affiliate Guarantor, owns and operates the Jubilee Casino. The Jubilee Casino is a 240-foot riverboat located in Greenville, Mississippi. The riverboat features a 28,500-square-foot casino housing slot machines and table games. A 512-space parking lot is located across the street from the entrance to the riverboat. JMBS Casino also owns and operates the Greenville Inn & Suites, a hotel located less than one mile from the Jubilee Casino, offering 39 suites and free shuttle service to and from the Jubilee Casino. JMBS Casino is subject to the restrictive covenants contained in the Indenture and the Senior Credit Facility.
JMBS Casino is wholly-owned by the JMBS Trust. The JMBS Trust consists of seven subtrusts created for the benefit of each of Mr. William Yung’s children. Mr. William Yung does not exercise control over JMBS Casino or the Jubilee Casino. Each of Mr. William Yung’s children — Mr. Joseph Yung, Mr. William J. Yung IV, Ms. Julie A. Haught, Ms. Judith A. Yung, Ms. Jennifer A. Yung, Ms. Michelle M. Christensen and Mr. Scott A. Yung — serves as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino.

Summary Operating Results:

(in thousands)	Year Ending December 31,			Change
	2007	2006	2005	07 vs 06	06 vs 05
Operating revenue	$26,578	$27,617	$27,810	-4%	-1%
Operating expenses	23,073	19,090	18,393	21%	4%

Income from operations	3,505	8,527	9,417	-59%	-9%
Other income (expense)	—	(390)	(962)	N/M	N/M

Net income	$3,505	$8,137	$8,455	-57%	-4%

N/M: Not Meaningful
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Revenues
Net operating revenue declined $1.0 million, or 4%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. Period over period declines in gross casino revenues of $1.2 million and food and beverage revenue of $0.3 million (which were partially offset by a decrease in promotional allowances of $0.1 million, an increase in room revenue of $0.1 million and an increase of other revenues of $0.2 million) were due primarily to ongoing renovations at the property during the third and fourth quarters. These renovations included renovating the casino floor and public areas of the Jubilee Casino and upgrading the slot machines at the property to the “ticket-in ticket-out” format. This refurbishment of the property adversely affected the volume of patron traffic during the renovation period since it limited access to certain portions of the casino. As a result, sales were temporarily negatively affected during the renovation period. The renovation work at the Jubilee Casino was completed early in the fourth quarter of 2007 and is intended to position the property to compete more effectively with Harlow’s Casino Resort, which opened near Greenville in November 2007.
Operating Expenses
Operating expenses increased by $4.0 million, or 21%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase is attributed to the $5.0 million reserve recorded for the note from Tropicana Entertainment.
Income from Operations
As a result of the factors described above, period over period income from operations decreased by $5.0 million, or 59%.
Interest Expense
All of JMBS Casino’s outstanding debt was repaid in December 2006. As a result, JMBS Casino did not incur any interest expense during the year ended December 31, 2007, representing a decrease in interest expense of $0.4 million as compared to the year ended December 31, 2006.
Net Income
Net income decreased by $4.6 million, or 57%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. Net income was negatively affected by lower patron traffic during the period as a result of the renovations performed at the property, as described above. However, the impact of the renovations was more than offset by the reduction in interest expense resulting from the repayment of all of JMBS Casino’s debt in December 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues
Net operating revenues decreased by $0.2 million, or 1%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005, as a result of the net effect of a decrease in casino, hotel room and food and beverage sales, partially offset by a small decrease in promotional allowances.
Period over period casino revenues decreased by less than $0.1 million, or less than 1%, in 2006. Hotel room sales decreased by less than $0.1 million, or 17%. Food, beverage and other revenues decreased by $0.1 million, or 12%, which was mainly attributable to a decrease in lounge complimentaries awarded to patrons. Promotional allowances decreased by less than $0.1 million or 2%, as a result of a decrease in complimentaries given to gaming patrons, which decrease was partially offset by an increase in slot promotion awards such as cash back awards and slot club giveaways.

Operating Expenses
Operating expenses increased by $0.7 million, or 4%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Period over period casino expenses increased by $0.6 million, or 12%. Administrative and general expenses, which include the expenses of all administrative departments (such as accounting, purchasing, human resources and legal), decreased by $0.2 million, or 12%, due mainly as a result of a decrease in legal and accounting fees. The remainder of the increase in operating expenses recorded during this period was caused by an increase of $0.1 million in utility costs.
Income From Continuing Operations
As a result of the factors described above, income from operations decreased $0.9 million, or 9%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005.
Interest Expense
All of JMBS Casino’s outstanding debt was repaid in December 2006. As a result, interest expense decreased $0.2 million, or 26%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005.
Net Income
Net income decreased $0.3 million, or 4%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005.
Liquidity and Capital Resources
General
Historically, JMBS Casino’s cash flows generated by operations have generally been used to fund reinvestment in its existing operations, make loans to Tropicana Entertainment to enable that company to service its indebtedness and to return capital through distributions to its members. JMBS Casino has supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of bank debt and capital contributions.
JMBS Casino’s cash flow from operating activities for the year ended December 31, 2007 was $11.1 million, which was used to fund net capital expenditures of approximately $6.6 million, a permitted tax distribution to its members of $1.1 million in June 2007, to lend $5.0 million to Tropicana Entertainment during 2007 to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes, other advances of $0.1 million which resulted in a reduction of cash reserves of $0.7 million. The loan, which is expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrues interest at the rate of 12.0% per annum and matures on January 1, 2015. No interest payments are required to be made under the loan until its maturity.
As an Affiliate Guarantor under the Notes and a Guarantor of the Senior Credit Facility, JMBS Casino may be required to dedicate a substantial portion of its cash flow from operations to payments in respect of indebtedness arising from the guarantee. Furthermore, by virtue of being an Affiliate Guarantor under the Notes and a Guarantor of the Senior Credit Facility, JMBS Casino’s liquidity position is affected by many of the factors that affect the liquidity of Tropicana Entertainment, including, without limitation the factors described under the caption “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Tropicana Atlantic City, Casino Aztar Evansville and Vicksburg Horizon,” “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Access to Senior Credit Facility and Defaults Under Debt Instruments,” “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Near Term Maturity of the Las Vegas Term Loan” and “—Tropicana Entertainment, LLC — Liquidity and Capital Resources—Overview and Effect of Recent Developments—Other Potential Negative Impacts on Cash Flows and Liquidity.”
The Indenture, the credit documentation governing the Senior Credit Facility and the DIP Credit Facility contain restrictive covenants imposing significant operating and financial restrictions on JMBS Casino’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates. JMBS Casino is subject to additional restrictions on borrowing as a result of the Chapter 11 Cases.
Although the Indenture and the credit documentation governing the Senior Credit Facility limit the ability of JMBS Casino to make distributions, JMBS Casino is permitted to make distributions to its members in order to allow them to pay income taxes on their allocated income from JMBS Casino’s operations. JMBS Casino intends to make these permitted tax distributions in the future to the extent permitted under the Indenture and the credit documentation governing the Senior Credit Facility and the Bankruptcy Code.

Contractual Obligations
JMBS Casino has various contractual obligations which it records as liabilities in its financial statements. JMBS Casino also enters into other purchase commitments or contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, JMBS Casino enters into contracts for the provision of goods and services in the ordinary course of business, such as with respect to food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred.
The following table summarizes JMBS Casino’s future material contractual obligations, in thousands, at December 31, 2007:

	Payments Due by Period
	Less than	1-3	3-5	More than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
Operating leases	$1,182	$2,364	$1,524	$21,012	$26,082

In addition, JMBS Casino is a Guarantor of all indebtedness incurred by Tropicana Entertainment pursuant to the Notes and the Senior Credit Facility.
JMBS Casino’s ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, the factors identified in “Item 1A. Risk Factors” of this Annual Report, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.
Off-Balance Sheet Arrangements
JMBS Casino does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. JMBS Casino does not presently maintain any investments in derivative securities.
Critical Accounting Policies
JMBS Casino’s discussion and analysis of its financial position and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The estimates and assumptions made by management in connection with the preparation of financial statements for JMBS Casino are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for Tropicana Entertainment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tropicana Entertainment—Critical Accounting Policies” for a brief description of several of these estimates and assumptions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Tropicana Entertainment’s primary exposure to market risk arises in connection with interest rate risk associated with variable rate long-term debt and investment of excess cash. Tropicana Entertainment has a total of approximately $1.75 billion in variable rate debt. The Term Loan and the Revolver currently carry variable interest rates equal to the prime rate plus 3.25% and 3.75% respectively. Accordingly, based on a prime rate of 7.25% as of December 31, 2007, our Senior Loan and Revolver carried interest rates of approximately 10.5% and 11.0% respectively. The Las Vegas Term Loan currently carries a variable interest rate set at (i) an adjusted LIBO Rate plus an applicable margin of 4.25% or (ii) an alternate base rate plus an applicable margin of 3.50%, after giving effect to the default rate that went into effect on May 5, 2008. The LIBOR based rate is presently in effect. Accordingly, based on a LIBO Rate of 5.04%, which reflects the adjusted LIBO Rate as of December 31, 2007, the Las Vegas Term Loan carries an interest rate of approximately 9.29% per annum.
However, as noted under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements,” Tropicana Entertainment managed market risk arising out of potential fluctuation in interest rates on its and its subsidiaries’ variable rate debt, including debt incurred pursuant to the Senior Credit Facility and the Las Vegas Term Loan, by utilizing derivative financial instruments.

Effective as of January 3, 2007, Tropicana Entertainment entered into Hedge Agreements in the amount of $1.0 billion pursuant to which it swapped 5.00% fixed rate interest payments for variable 90-day LIBOR interest payments related to the Senior Credit Facility and entered into a Swap Agreement in the amount of $440 million pursuant to which it swapped 5.10% fixed rate interest payments for variable 90-day LIBOR interest payments related to the Las Vegas Term Loan. The Swap Agreements have fixed payment dates on the last day of each March, June, September and December, which payments commenced on March 31, 2007. The Swap Agreements for the Senior Credit Facility terminate on January 3, 2012 and for the Las Vegas Term Loan terminates on July 3, 2008. These agreements have the effect of fixing the LIBO Rate applicable to a total $1.44 billion of its indebtedness, thereby reducing the extent to which we were exposed to the risk of loss arising from adverse changes in market rates and prices in connection with such facility. However, as stated above under “Item 7 – Tropicana Entertainment, LLC – Liquidity and Capital Resources” the filing for bankruptcy protection on May 5, 2008 caused an early termination of the Swap agreements and caused the Company to be obligated to the counter party under the swap agreements for a claimed total of approximately $55.9 million and for interest on this unpaid amount at the weighted average above bank rate plus 3%. The Company’s obligation under the Swap agreements may constitute general unsecured claims in the Chapter 11 Cases and would therefore be subject to compromise as part of a plan of reorganization.
Tropicana Entertainment, on behalf of itself and the Affiliate Guarantors, evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. Tropicana Entertainment’s derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
In addition to the foregoing, Tropicana Entertainment maintains cash and cash equivalents with various financial institutions and performs periodic evaluations of the relative credit standing of those financial institutions. Tropicana Entertainment has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk with respect to its holdings of cash and cash equivalents.
Neither Tropicana Entertainment, nor any of the Affiliate Guarantors have any significant foreign currency exchange rate risk or commodity price risk and none of them currently trade any market sensitive instruments, including auction rate securities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is contained in the financial statements listed in Item 15 of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”), who joined the Company on March 19, 2008, and our Chief Financial Officer (the “CFO”), who joined the Company on May 1, 2008, we have evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of Tropicana Entertainment are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for companies new to public reporting.
Our management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year.
Management based its assessment on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 as a result of the following identified material weakness: We did not maintain a control environment that fully emphasized the establishment of or adherence to appropriate internal control for certain aspects of the Company’s operations. The principal contributing factor included an insufficient number of accounting and finance personnel.
Management has discussed the material weaknesses described above and related corrective actions with the Audit Committee.
Remediation of Material Weakness
The Company continues to engage additional personnel with significant experience in accounting and industry knowledge to fill important reporting positions both at the Company’s headquarters and at various operating units. External experts are being utilized to assist in evaluating transactions as well as preparing and reviewing the appropriate accounting documentation.
Management continues to remain focused on remediation efforts and plans to remediate our material weakness during 2008.

Tropicana Entertainment, LLC
Tropicana Entertainment’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of Tropicana Entertainment’s disclosure controls and procedures as of December 31, 2007, its chief executive officer and chief financial officer concluded that, as of such date, its disclosure controls and procedures were impacted by a material weakness over financial reporting.
CP Laughlin Realty, LLC
Realty’s management, with the participation of its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of Realty’s disclosure controls and procedures as of December 31, 2007, its chief executive officer and chief financial officer concluded that, as of such date, its disclosure controls and procedures were impacted by a material weakness over financial reporting.
Columbia Properties Vicksburg, LLC
CP Vicksburg’s management, with the participation of its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of Vicksburg’s disclosure controls and procedures as of December 31, 2007, its chief executive officer and chief financial officer concluded that, as of such date, its disclosure controls and procedures were impacted by a material weakness over financial reporting.

JMBS Casino LLC
JMBS Casino’s management, with the participation of its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of JMBS’ disclosure controls and procedures as of December 31, 2007, its chief executive officer and chief financial officer concluded that, as of such date, its disclosure controls and procedures were impacted by a material weakness over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth in the table below are the name, age and position or positions of each executive officer, members of the Board of Managers (of TEH, and indirectly, the Company), and key executive officers of Tropicana Entertainment as of July 8, 2008. Each of the individuals holding an executive officer position with Tropicana Entertainment holds the same executive officer position with Tropicana Finance, as well as with each of the Affiliate Guarantors. No family relationship exists among any of Tropicana Entertainment’s Manager, the members of Tropicana Finance’s Board of Directors or the below named executive officers (each a “Named Executive Officer;” and collectively the “Named Executive Officers”). See also “Item 13. Certain Relationships and Related Party Transactions.”

Name	Age	Position(s)
Scott C. Butera	41	President and Chief Executive Officer; Director (1) (3)

Robert Kocienski	57	Senior Vice President, Chief Financial Officer and Treasurer (2)

Kevin E. Preston	37	Senior Vice President, Casino Operations

Thomas M. Benninger	50	Director (3)

Michael G. Corrigan	50	Director (3)

Bradford S. Smith	57	Director (3)

(1)	Scott C. Butera succeeded Mr. William Yung as President of Tropicana Entertainment on March 19, 2008 and later as Chief Executive Officer on June 29, 2008.

(2)	Robert Kocienski succeeded Mr. Theodore R. Mitchel as Senior Vice President, Chief Financial Officer and Treasurer on May 1, 2008.

(3)	Messrs. Butera, Benninger, Corrigan and Smith serve as the Board of Managers of TEH and as the Board of Directors of Tropicana Finance. TEH serves as the sole manager of the Company, Realty and CP Vicksburg.
Scott C. Butera. Mr. Butera joined the Company on March 19, 2008. Prior to joining the Company, Mr. Butera served as Chief Operating Officer of the Cosmopolitan Resort and Casino in Las Vegas, Nevada. From December 2005 to March 2007, Mr. Butera served as President of Metroflag Management LLC, a casino resort development company located in Las Vegas. From September 2003 to December 2005, Mr. Butera served as President, Chief Operating Officer and Executive Vice President of Trump Hotels & Casino Resorts, Inc. during which time he was the principal architect of the company’s financial and operational restructuring. From March 2000 to September 2003, he was an Executive Director for UBS Investment Bank, which culminated a fifteen year career as an investment banker focused on the gaming, lodging and real estate industries.
Robert Kocienski. Mr. Kocienski most recently served as CFO for the Cosmopolitan Resort & Casino in Las Vegas, where he oversaw their transition from construction phase to operations phase. He also oversaw Torguson’s development of the Bacaran Bay project in Biloxi, MS. Before his experiences in casino project development, Mr. Kocienski’s experience centered upon CFO roles. He served as vice president and CFO with Charlestown Races & Slots, executive vice president and CFO for the Mirage Hotel and Casino Resort from 2000 to 2003 and executive vice president and CFO for the Golden Nugget Las Vegas from 1992 to 2000. Prior to his appointment at the Golden Nugget, he was the Vice President of Finance with Hilton Nevada, after attaining a number of promotions. He also possesses regulatory experience from his tenure with the New Jersey Division of Gaming Enforcement from November 1978 to October 1984. Kocienski earned a bachelor of science degree in business administration at Bloomsburg University of Pennsylvania with a major in accounting. Mr. Kocienski is also a Certified Public Accountant.

Kevin E. Preston. Mr. Preston became Senior Vice President, Casino Operations at Tropicana Entertainment and Tropicana Finance in May 2007. Prior to joining Tropicana Entertainment and Tropicana Finance, Mr. Preston was Senior Vice President of Gaming for Wild Rose Entertainment, Inc., where he oversaw operations at two Iowa-based casinos and managed the acquisition of the Mississippi Belle II. From 2001 through 2005, Mr. Preston served as General Manager of Lakeside Casino Resort in Iowa and the Mark Twain Casino in Missouri. From 1999 through 2000, Mr. Preston was involved in operations at the Majestic Star Casino in Gary, Indiana. Prior to that, Mr. Preston worked with Harrah’s corporate finance staff in Las Vegas, where he was Operations Manager and oversaw casino budgets and operations for ten of the company’s casino properties. Mr. Preston began his career in gaming at Harrah’s in 1992 as an intern at Harrah’s Joliet, Illinois casino and then went to work there full time in 1993. Mr. Preston currently serves on the Board of Directors of the Iowa Gaming Association and formerly served as a director of the Iowa Restaurant and Hospitality Association.
Thomas M. Benninger is a founding managing general partner of Global Leveraged Capital, a private merchant banking firm that actively pursues proprietary origination of leveraged corporate debt, distressed debt and minority equity investments. Mr. Benninger has extensive financial/audit and restructuring experience at a variety of leading financial institutions, including UBS Investment Bank, Donaldson, Lufkin and Jenrette, Arthur Andersen & Co. and Smith Barney. Mr. Benninger received both his Bachelor of Arts in Economics and Masters of Business degrees from Stanford University.
Michael G. Corrigan is a media and entertainment executive with experience in operations, strategic planning and finance. Mr. Corrigan previously served as co-founder and partner of Shelbourne Capital Partners LLC, a boutique financial advisory firm. He is a former CFO of Metro Goldwyn Mayer Inc. He serves as a Director of ACME Communications, Inc. and had been chairman of the Board of Directors for Atari, Inc. Corrigan is a graduate of the Law School of Trinity College, Dublin, Ireland.
Bradford S. Smith is a gaming and regulatory consultant who previously served as Chairman and Chief Executive Officer of the New Jersey Casino Control Commission. A former State Senator, Smith was a member of both the judiciary and law and public safety committees of the New Jersey State Senate. He sits on the Mt. Airy Casino Resort Independent Audit Committee and was a former member of the Burlington County Board of Chosen Freeholders. Smith earned his law degree from Duquesne University in Pittsburgh and is a member of the New Jersey Bar.
Boards of Tropicana Entertainment and Tropicana Finance
Tropicana Entertainment was managed by TCR prior to June 30, 2008. Mr. William Yung indirectly holds all of the equity interests in Tropicana Entertainment. In addition, Tropicana Finance has a Board of Directors whose sole member as of December 31, 2007 was Mr. William Yung. As of June 30, 2008, TEH is the sole manager of the Company, CP Vicksburg and Realty, and, as of July 8, 2008 Messrs. Butera, Benninger, Corrigan and Smith constitute the Board of Managers of TEH, as well as the Board of Directors of Tropicana Finance. The board of managers of JMBS Casino is comprised of Mr. Yung’s children as described below under “Management of Affiliate Guarantors.”
The guidelines and pay levels for the compensation of executive officers for the year ending December 31, 2007 were generally established by Tropicana Entertainment’s sole manager, which in 2007 was TCR. See “Item 11. Executive Compensation — Compensation Discussion and Analysis.” All of the functions of an audit committee in 2007 were performed by Tropicana Entertainment’s sole manager, which in 2007 was TCR.

Board Committees
On June 30, 2008, the Board of Managers of TEH, the indirect parent of the Company, established board committees to assist in the oversight of the affairs of the Company. Each of these committees operates under a charter that has been approved by the Board of Managers of TEH.
Audit Committee
The Company is not required to have a separately-designated standing Audit Committee composed of independent directors as its securities are not listed on a national securities exchange. However, on June 30, 2008, TEH established a separately-designated standing Audit Committee. The current members of the Audit Committee are Michael G. Corrigan (Chair) and Bradford S. Smith, both of whom were appointed as members on June 30, 2008. The Board of Managers of TEH has determined that Mr. Corrigan is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended.
Management, not the Audit Committee, is responsible for the preparation of the Company’s financial statements and the Company’s internal control over financial reporting and the financial reporting process. The Company’s independent registered public accounting firm is responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted auditing standards and to issue a report on those financial statements. The Audit Committee assists the Board of Managers of TEH in its oversight of the Company’s financial statements and its internal accounting policies and procedures.
The Audit Committee reports regularly (but no less frequently than quarterly) to the entire Board of Managers of TEH on its activities, including any issues that arise with respect to the quality or integrity of the Company’s financial statements, the performance and independence of the Company’s independent auditors and the performance of the internal audit function.
Regulatory Gaming Compliance Committee
The purpose of the Regulatory Gaming Compliance Committee of the Board of Managers of TEH is to develop, implement and oversee a Gaming Compliance Program (the “Program”) with respect to: (i) monitoring compliance with gaming laws and regulations applicable to the Company’s business and operations; (ii) performing due diligence with respect to compliance by Company employees, officers, directors, vendors and others providing services to the Company and its affiliates; (iii) performing due diligence with respect to proposed transactions and associations; and (iv) advising the Board of Managers of TEH of any gaming law compliance problems or situations which may adversely affect the regulatory good standing of the Company in any of the jurisdictions in which it operates. The Committee shall be responsible for the appointment, review, and replacement of a Compliance Officer to assist in the implementation and administration of the Program. The Committee will be responsible for the review of information developed by the necessary departments of the Company and its affiliates and coordinated by the Compliance Officer. The current members of the Regulatory Gaming Compliance Committee are Bradford S. Smith (Chair) and Scott C. Butera, both of whom were appointed on June 30, 2008.
Litigation Committee
The purpose of the Litigation Committee of the Board of Managers of TEH is to review and evaluate potential causes of action that the Company and its subsidiaries might have against others (including, without limitation, the Company’s owners and current and former officers and directors and the Company’s non-debtor affiliates and their owners and current and former officers and directors). The Committee is authorized to bring such actions on behalf of the Company, and shall have the authority to retain, at the expense of the Company, such independent legal and other advisors as the Committee shall deem necessary to carry out its duties, without seeking approval of the Board of Managers of TEH or its management. The current members of the Litigation Committee are Thomas M. Benninger (Chair), Bradford S. Smith and Michael G. Corrigan, each of whom was appointed on June 30, 2008.
Indemnification of Members and Officers and Limitation of Liability
Our directors, managers and executive officers are indemnified to the fullest extent permitted under the Delaware General Corporation Law or the Delaware Limited Liability Company Act (subject to certain exceptions relating to (i) the failure to act in good faith, (ii) gross negligence or willful malfeasance, (iii) knowing or reckless violation of any material law for which criminal penalties could be imposed and (iv) material and knowing breach of our governing documents), as applicable, as provided in the limited liability company agreement of Tropicana Entertainment and the articles of incorporation of Tropicana Finance, each as amended.
Management of Affiliate Guarantors
During 2007, Mr. William Yung was the sole manager of CP Vicksburg; Columbia Sussex was the sole manager of Realty. Each of Mr. William Yung’s children — Mr. Joseph Yung, Mr. William J. Yung IV, Ms. Julie A. Haught, Ms. Judith A. Yung, Ms. Jennifer A. Yung, Ms. Michelle M. Christensen and Mr. Scott A. Yung — served as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino. See “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Party Transactions” for more information on the security ownership and management of each of the Affiliate Guarantors. None of the managers of the Affiliate Guarantors received any compensation for serving in such capacities. In addition, in 2007 the executive officers of Tropicana Entertainment and Tropicana Finance named under the caption “Summary Compensation Table” in Item 11 served in the same capacities for each of the Affiliate Guarantors and received no compensation therefor.

Code of Ethics
Tropicana Entertainment has adopted a written code of ethics applicable to all of its employees and those of the other registrants, including the chief executive officer and the chief financial officer. The code of ethics is included in this Annual Report as Exhibit 14 hereto.
Director Independence
Tropicana Entertainment and Tropicana Finance are both privately held companies which are indirectly wholly owned by Mr. William Yung. In 2007, TCR was the sole manager of Tropicana Entertainment and Mr. William Yung was the sole member of Tropicana Finance’s Board of Directors. Mr. William Yung was not independent within the meaning of Rule 10A-3 under the Exchange Act or under the independence standards promulgated by the national securities exchanges, which require that a majority of the members of the Board of Managers or Boards of Directors, as the case may be, of listed companies be independent under applicable guidelines. However, neither Tropicana Entertainment nor Tropicana Finance has any securities listed on a national exchange and neither is a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act. As a result, the aforementioned independence guidelines are not applicable to Tropicana Entertainment’s Board of Managers or Tropicana Finance’s Board of Directors.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section provides an overview and analysis of our compensation policies and the material elements making up the compensation of each of the Named Executive Officers identified below as of December 31, 2007:
▪	William J. Yung, III, President and Chief Executive Officer (Mr. Yung resigned as President on March 19, 2008 and as Chief Executive Officer on June 19, 2008);

▪	Theodore R. Mitchel, Senior Vice President, Chief Financial Officer and Treasurer (Mr. Mitchel resigned his officer positions on May 1, 2008);

▪	Kevin E. Preston, Senior Vice President, Casino Operations;

▪	Donna B. More, Vice President, General Counsel and Secretary (Ms. More resigned her officer positions in March 2008); and

▪	Howard Reinhardt, prior Senior Vice President, Casino Operations (Mr. Reinhardt resigned his officer position in June 2007).
Each of the Named Executive Officers served in the same capacities for each of the Affiliate Guarantors and received no additional compensation therefor.
Compensation Objectives and Policies
Our executive compensation practices were designed to achieve the following objectives: align our compensation and rewards strategy with company-wide business goals; maintain a culture of strong performance by rewarding executive officers for results; attract, retain and motivate talented and experienced executive officers; and create a shared commitment to our company amongst our executive officers by aligning our company’s and their individual career goals.
Our executive compensation consists of two parts: base salary and year-end bonus. An executive officer’s base salary was determined by consideration of his/her position and scope of responsibilities in our company, his/her experience in the industries in which we operate, and the base salary offered by our competitors to employees in comparable positions. The year-end bonuses for 2007, which were tied to our financial results for the year, aimed to reward executive officers for outstanding performance in the year.
Elements of Compensation
Base Salary
Mr. William Yung, as President of TCR (which was the sole manager of Tropicana Entertainment in 2007), was the sole member of the Board of Directors of Tropicana Finance and during 2007, he met with each of our Named Executive Officers to review his/her performance for the current year, to discuss any strengths and weaknesses in his/her performance, and to set goals for the upcoming year. The base salary of each Named Executive Officer is generally reviewed during the same meeting and adjustments may be made based on merit, prevailing market conditions, or other factors. If the Named Executive Officer has met or exceeded his/her performance objectives for the current year, a merit-based increase to his/her base salary will be considered by Mr. William Yung. In addition, if then-current market trends in executive compensation prevailing in the industries in which we operate effectively require us to increase our base salaries in order to attract qualified individuals or to retain the Named Executive Officers, Mr. William Yung will adjust the base salaries of our Named Executive Officers accordingly. Other factors that may lead to an adjustment in a Named Executive Officer’s base salary include the delegation of additional responsibilities to the executive, whether or not in association with a promotional change in position, or an effort to retain such executive in the face of recruitment efforts or open job offers from our competitors.
Year-End Bonus
Mr. William Yung determines the amount of discretionary bonus to be awarded to each Named Executive Officer at the end of each year, based upon his/her performance during the year as well as our financial results for the same year. The amount of the year-end bonus is generally in the range of 25% to 50% of each Named Executive Officer’s base salary.

Pension Plan
The Named Executive Officers of Tropicana Entertainment were eligible to participate in the Columbia Sussex Corporation Pension Plan (which we refer to as the pension plan) through 2007, when this plan was merged into the Columbia Sussex Corporation 401k Plan (the “401(k) Plan”). The pension plan was a defined contribution pension plan under the terms of which Tropicana Casinos and Resorts made annual contributions for the benefit of eligible employees. Employees eligible to participate in the pension plan were not required to make any contributions of their own to such plan, which was not only the chief advantage of the pension plan, but also served as a key motivator for employees to help ensure the continued success of our company.
Under the terms of the pension plan, Tropicana Casinos and Resorts made an annual contribution equal to 3.75% of the first $12,000 of compensation paid to eligible employees and 7.5% of any compensation in excess of $12,000 paid to eligible employees, subject, in each case, to the limitations imposed by applicable regulations promulgated by the Internal Revenue Service. Eligible employees became participants in the pension plan on January 1 of the year following completion of 12 months of employment with our company. Contributions made to the pension plan by Tropicana Casinos and Resorts vest as follows:
▪	20% after two years of service;

▪	An additional 20% each year thereafter; and

▪	100% after 6 years of service.
401(k) Plan
The Named Executive Officers of Tropicana Entertainment are eligible to participate in the 401(k) Plan. The 401(k) Plan enables eligible employees to make pre-tax contributions to 401(k) investment accounts in the annual amounts provided for by the Internal Revenue Code, as amended. Effective January 1, 2008, Tropicana Casinos and Resorts is not permitted to make annual profit-sharing contributions to the 401(k) Plan for the benefit of Named Executive Officers and other employees who meet the Internal Revenue Code definition of highly compensated employees. To date, no discretionary contributions have been made to the 401(k) Plan for the benefit of the Named Executive Officers of Tropicana Entertainment.
Effective for the contribution that would have been made to the pension plan described above in 2008 based on 2007 eligible compensation, Tropicana Entertainment made bonus payments in an equivalent amount in 2008 to the Named Executive Officers and other highly compensated employees. In future years Named Executive Officers and other highly compensated employees who are employed on the last day of the year will receive a bonus payment in the ensuing year equivalent to the contribution that would have been made to the old pension plan for that employee.
Personal Benefits and Perquisites
We provide certain of our executive officers, including our Chief Executive Officer and President, with perquisites that we believe are reasonable, competitive and consistent with our overall compensation scheme. We believe that the perquisites we offer assist us in hiring and retaining qualified executives.
The Company provides for an Executive Disability Plan (“Executive Disability Plan”), which in the event of a total disability of an executive that prevents him/her from performing his/her duties, the Executive Disability Plan will continue to pay the executive’s base salary and a prorated bonus for the first three months following the disabling event. Following those first three months, a company-paid insurance program will provide continuing benefits to the executive totaling 60% of such executive’s regular monthly compensation.
Summary Compensation Table
This table displays amounts earned by, or paid or awarded to each Named Executive Officer for 2007.

				Nonqualified
				Deferred
				Compensation	All Other
		Salary	Bonus	Earnings	Compensation	Total
Name and principal position(s)	Year	($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
William J. Yung, III President and Chief Executive Officer (1)	2007	312	—	—	5	317

Theodore R. Mitchel Senior Vice President, Chief Financial Officer and Treasurer (2)(3)	2007	212	100	—	2	314

Kevin E. Preston Senior Vice President, Casino Operations (4)	2007	113	50	—	4	167

Donna B. More Vice President, General Counsel and Secretary (5)	2007	228	100	—	6	334

Nonqualified
Deferred
				Compensation	All Other
		Salary	Bonus	Earnings	Compensation	Total
Name and principal position(s)	Year	($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Howard Reinhardt Senior Vice President, Casino Operations (6)	2007	135	120	—	5	260

(1)	Scott C. Butera succeeded Mr. William Yung as President of Tropicana Entertainment on March 19, 2008 and later as Chief Executive Officer on June 29, 2008. Mr. Yung resigned as Chief Executive Officer on June 19, 2008.

(2)	Mr. Mitchel was named Senior Vice President, Chief Financial Officer and Treasurer in November 2007.

(3)	Mr. Kocienski succeeded Mr. Mitchel as Senior Vice President, Chief Financial Officer and Treasurer on May 1, 2008.

(4)	Mr. Preston was named Senior Vice President, Casino Operations in June 2007.

(5)	Ms. More resigned from her positions as Vice President, General Counsel and Secretary of Tropicana Entertainment and Tropicana Finance effective March 21, 2008. Ms. More continues her service as an employee of Tropicana Entertainment and Tropicana Finance.

(6)	Mr. Reinhardt served as Senior Vice President, Casino Operations for Tropicana Entertainment and Tropicana Finance until June 2007, at which time he resigned.
Grants of Plan-Based Awards
We had no equity or non-equity incentive plans as of December 31, 2007 and did not grant any stock or option awards in 2007.
We had no employment agreements with any of our executive officers or key employees as of December 31, 2007.
Outstanding Equity Awards at Fiscal Year-End
We had no outstanding equity awards as of December 31, 2007.
Option Exercises and Vested Stock
We had no outstanding stock options as of December 31, 2007.
Pension Benefits Table

		Number		Payments
		of	Present	During
		Years	Value of	Last
		Credited	Accumulated	Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($000’s)	($000’s)
William J. Yung, III President and Chief Executive Officer (1)	Columbia Sussex Corporation Pension Plan	35	2,891	16

Theodore R. Mitchel Senior Vice President, Chief Financial Officer and Treasurer (2)(3)	Columbia Sussex Corporation Pension Plan	18	300	16

Kevin E. Preston	Columbia Sussex	0	—	—
Senior Vice President, Casino Operations (4)	Corporation Pension Plan

Donna B. More	Columbia Sussex	1	—	—
Vice President, General Counsel and Secretary (5)	Corporation Pension Plan

		Number		Payments
		of	Present	During
		Years	Value of	Last
		Credited	Accumulated	Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($000’s)	($000’s)
Howard Reinhardt	Columbia Sussex	7	5	4
Senior Vice President, Casino Operations (6)	Corporation Pension Plan

(1)	Scott C. Butera succeeded Mr. William Yung as President of Tropicana Entertainment on March 19, 2008 and later as Chief Executive Officer on June 29, 2008. Mr. Yung resigned as Chief Executive Officer on June 19, 2008.

(2)	Mr. Mitchel was named Senior Vice President, Chief Financial Officer and Treasurer in November 2007.

(3)	Mr. Kocienski succeeded Mr. Mitchel as Senior Vice President, Chief Financial Officer and Treasurer on May 1, 2008.

(4)	Mr. Preston was named Senior Vice President, Casino Operations in June 2007.

(5)	Ms. More resigned from her positions as Vice President, General Counsel and Secretary of Tropicana Entertainment and Tropicana Finance effective March 21, 2008. Ms. More continues her service as an employee of Tropicana Entertainment and Tropicana Finance.

(6)	Mr. Reinhardt served as Senior Vice President, Casino Operations for Tropicana Entertainment and Tropicana Finance until June 2007, at which time he resigned.
Nonqualified Deferred Compensation
We have no nonqualified deferred compensation programs.
Termination or Change-in-Control Arrangements
We have no agreements or arrangements, written or unwritten, that provide for any payment to any Named Executive Officer at or in connection with any termination of his or her employment, or a change-in-control with respect to either Tropicana Entertainment or Tropicana Finance.
Board Compensation
In 2007, the Company did not have any independent directors and did not compensate any of its directors. In 2008, each newly appointed independent manager/director of TEH and Tropicana Finance (and indirectly CP Vicksburg and Realty by virtue of TEH’s serving as the sole manager of such entities) will receive an aggregate of $150,000 in annual compensation for their service as manager/directors of these entities.
Compensation Committee Interlocks and Insider Participation
Mr. William Yung was an officer of Tropicana Entertainment, Tropicana Finance, CP Laughlin, Realty and CP Vicksburg in 2007. During 2007 and until his resignation in June 2008, Mr. William Yung participated in deliberations concerning the compensation of the Named Executive Officers for each of Tropicana Entertainment, Tropicana Finance, CP Laughlin, Realty and CP Vicksburg.
Compensation Committee Report on Executive Compensation
The base salary of each of the Named Executive Officers was reviewed and adjustments were made based on merit, prevailing market conditions or other factors. Mr. William Yung determined the bonuses paid to each Named Executive Officer, if any, which bonuses are discretionary and based upon the performance of each such Named Executive Officer during 2007.
The sole manager of Tropicana Entertainment (which was TCR, of which Mr. William Yung is President) and the Board of Directors of Tropicana Finance reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based thereon, such manager and such board recommended that it be included in this Annual Report. In 2007, Mr. Yung was the President of TCR (which was the sole manager of Tropicana Entertainment) and the sole director of Tropicana Finance.
The sole manager of Tropicana Entertainment: TCR, of which Mr. William Yung was President
The Board of Directors of Tropicana Finance: Mr. William Yung
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Tropicana Entertainment, LLC
Mr. William Yung owns 100% of the issued and outstanding equity securities of Tropicana Entertainment’s ultimate parent, Tropicana Casinos and Resorts, which, in turn, owns 100% of the issued and outstanding equity securities of TEH. TEH owns 100% of the issued and outstanding equity securities of TEIH, which, in turn, owns 100% of the issued and outstanding equity securities of Tropicana Entertainment. Accordingly, Mr. William Yung indirectly owns, through corporate affiliates wholly-owned by him, 100% of the outstanding equity securities of Tropicana Entertainment.

Columbia Properties Vicksburg, LLC
Mr. William Yung holds 61 non-voting units and 9 voting units of membership interests issued by CP Vicksburg, which represents a 1% economic ownership interest and a 100% voting interest in that company. The JMBS Trust, a trust created for the benefit of Mr. William Yung’s children, holds the remaining 6,930 non-voting units of membership interests issued by CP Vicksburg, which represents a 99% economic ownership interest in that company. Mr. William Yung was designated as the manager of CP Vicksburg and exercised control over CP Vicksburg’s operations until the appointment of TEH as manager as of June 30, 2008.
JMBS Casino LLC
JMBS Casino is wholly-owned by the JMBS Trust. The JMBS Trust consists of seven subtrusts created for the benefit of each of Mr. William Yung’s children. Mr. William Yung does not exercise control over JMBS Casino or the Jubilee Casino. Each of Mr. William Yung’s children — Mr. Joseph Yung, Mr. William J. Yung IV, Ms. Julie A. Haught, Ms. Judith A. Yung, Ms. Jennifer A. Yung, Ms. Michelle M. Christensen and Mr. Scott A. Yung — serves as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino.
CP Laughlin Realty, LLC
Realty is wholly-owned by CSC Holdings, an affiliate of Columbia Sussex. Columbia Sussex had been designated as the manager of Realty until June  30, 2008, when TEH was designated as manager. Accordingly, Mr. William Yung, as the sole voting stockholder of Columbia Sussex, exercised control over Realty until the appointment of TEH as manager as of June 30, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Tropicana Entertainment
Tropicana Entertainment entered into a service agreement with Columbia Sussex, effective as of the closing of the Aztar acquisition, according to the terms of which Columbia Sussex agreed to provide Tahoe Horizon Resort, Belle of Baton Rouge, River Palms and the MontBleu with certain services, which services were provided under a service agreement between Columbia Sussex and Tropicana Casinos and Resorts prior to the closing of the Aztar acquisition. These services provided under the services agreement include accounting, administration, human resources, hotel management and supervision, risk management, procurement, contracting, marketing, construction and development, treasury and maintenance related services. Tropicana Entertainment agreed to pay Columbia Sussex an aggregate service fee of $540,000 per year for these services, subject to future increases of 3% per year commencing on January 1 of each year beginning in 2008. In addition, pursuant to the service agreement, Columbia Sussex also agreed to arrange a self-insured health program for Tropicana Entertainment’s employees, for which Tropicana Entertainment pays the cost allocable to its employees. Further, pursuant to the service agreement, Tropicana Entertainment agreed to participate in general liability, workers compensation and property insurance programs arranged by Columbia Sussex, for which Tropicana Entertainment shall pay its share of the cost of such programs, as determined by an unrelated insurance broker and the insurance carrier providing the relevant coverage; Tropicana Entertainment also agreed to reimburse Columbia Sussex for actual losses paid under the insurance programs and deductible amounts applicable to its properties. In addition, pursuant to the service agreement, Tropicana Entertainment agreed to adopt Columbia Sussex’s 401(k) plan, for which it pays the cost allocable to its employees. Finally, pursuant to the service agreement, Tropicana Entertainment agreed to reimburse Columbia Sussex for certain business expense overhead costs, such as travel, professional, secretarial, incidental and other approved out-of-pocket expenses incurred by Columbia Sussex in connection with the performance of services under the service agreement. The agreement has a perpetual term, but Tropicana Entertainment is entitled to terminate it at any time on 60 days prior written notice.
Tropicana Entertainment entered into an agreement with Tropicana Casinos and Resorts, its ultimate parent, effective as of the closing of the Aztar acquisition, according to the terms of which Tropicana Casinos and Resorts agreed to provide the Tahoe Horizon Resort, Belle of Baton Rouge, River Palms and MontBleu with certain casino services. These services include supervision of casino operations, staffing, marketing and advertising, purchasing, casino development, compliance, accounting, internal auditing and financial reporting. Tropicana Entertainment agreed to pay Tropicana Casinos and Resorts its allocated portion of the corporate overhead costs for these services based on the ratio of Tropicana Entertainment’s net operating revenue to the total aggregate net operating revenue of casino operations owned by Tropicana Casinos and Resorts (including Tropicana Entertainment’s casino operations and the operations of the subsidiaries of Aztar). The agreement has a perpetual term, but Tropicana Entertainment is entitled to terminate it at any time on 60 days prior written notice.

Tropicana Entertainment borrowed $7.0 million from CP Vicksburg in 2007. Tropicana Entertainment also borrowed $5.0 million from JMBS Casino in 2007. The proceeds of these loans were used by Tropicana Entertainment to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes. The loans, which are expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrue interest at the rate of 12.0% per annum and mature on January 1, 2015. No interest payments are required to be made under the loans until they mature.
Aztar
In connection with the Aztar acquisition by Tropicana Entertainment, Aztar and Columbia Sussex entered into a service agreement according to the terms of which Columbia Sussex agreed to provide Tropicana Las Vegas, Tropicana Express and the Casino Aztar Evansville with certain services, subject to gaming regulatory approval. Gaming regulatory approval of the terms of this service agreement was not obtained with respect to the Tropicana Atlantic City property and, as such, the agreement is not effective as to such property. The services provided pursuant to the service agreement include accounting, administration, human resources, hotel management and supervision, risk management, procurement, contracting, marketing, construction and development, treasury and maintenance related services. Pursuant to the service agreement, Aztar agreed to pay Columbia Sussex a service fee of approximately $480,000 per year for these services (excluding the Tropicana Atlantic City), subject to future increases of 3% per year commencing on January 1 of each year beginning in 2008. Aztar also agreed to reimburse Columbia Sussex for certain business expense overhead costs, including travel, professional, secretarial, incidental and other approved out-of-pocket expenses, incurred by Columbia Sussex in connection with the performance of services under the agreement. In addition, pursuant to the service agreement, Aztar agreed to participate in general liability and workers compensation insurance programs, effective upon the closing of the Aztar acquisition on January 3, 2007, and property insurance programs, effective May 1, 2007, arranged by Columbia Sussex, for which Aztar shall pay its share of the cost of such programs, as determined by an unrelated insurance broker and the insurance carrier providing the relevant coverage. Aztar also agreed to reimburse Columbia Sussex for actual losses paid under the insurance programs and deductible amounts applicable to its properties. In addition, pursuant to the service agreement, Aztar may enroll in the health insurance programs arranged by Columbia Sussex, as well as the 401(k) plan, starting on the first anniversary of the closing date of the Aztar acquisition, which Aztar has done (Tropicana Entertainment was required to keep Aztar’s existing employee benefit plans in place for a period of one year after the Aztar acquisition pursuant to the merger agreement entered into with Aztar), for which Aztar agreed to pay its allocated share of the cost of the health insurance programs and the 401(k) plan, in addition to the set fee payable under the service agreement. The agreement has a perpetual term, but Aztar is entitled to terminate it at any time with 60 days prior written notice. Pursuant to an addendum to the service agreement, the Indiana Gaming Commission has the right to cancel the service agreement as it relates to Casino Aztar Evansville if Columbia Sussex fails to comply with Indiana gaming law.
Aztar also entered into an agreement with Tropicana Casinos and Resorts, effective as of the closing date of the Aztar acquisition, according to the terms of which Tropicana Casinos and Resorts agreed to provide to Tropicana Atlantic City, Tropicana Las Vegas, Tropicana Express and the Casino Aztar Evansville certain casino services. The agreement is subject to gaming regulatory approval. Gaming regulatory approval of the terms of this agreement was not obtained with respect to the Tropicana Atlantic City property and, as such, the agreement is not effective as to such property. The services provided pursuant to the agreement include supervision of casino operations, staffing, marketing and advertising, purchasing, casino development, compliance, accounting, internal auditing and financial reporting. Aztar agreed to pay Tropicana Casinos and Resorts its allocated portion of the corporate overhead costs for these services based on the ratio of Aztar’s net operating revenue to the total aggregate net operating revenue of casino operations owned by Tropicana Casinos and Resorts and its consolidated subsidiaries (including Aztar’s casino operations). The agreement has a perpetual term, but Aztar is entitled to terminate it at any time with 60 days prior written notice.
Tropicana Casinos and Resorts guarantees Aztar’s and certain of its subsidiaries’ obligations under the following bonds: State of New Jersey, Department of Labor self-insured workers’ compensation bond which matures November 8, 2008; City of Atlantic City handbill distribution bond which matures July 31, 2008; State of Nevada contractor’s license bond which matures September 7, 2008.

Tahoe Horizon Resort
Columbia Sussex has agreed to indemnify the lenders under the Senior Credit Facility against any loss they may sustain arising out of the termination of the leases at our MontBleu or Tahoe Horizon Resort properties by Park Cattle by reason of any default under either of the leases that is in existence on the date of such indemnification agreement. In addition, Tropicana Casinos and Resorts guarantees Tahoe Horizon LLC’s obligations under a gaming establishment bond required by the Nevada Gaming Commission, which expires on August 1, 2008.
MontBleu
Tropicana Casinos and Resorts guarantees MontBleu’s obligations under a sales tax bond it was required to post by the State of Nevada. The bond will expire on January 17, 2009.
Columbia Sussex has agreed to indemnify the lenders under the Senior Credit Facility against any loss they may sustain arising out of the termination of the leases at our MontBleu or Tahoe Horizon Resort properties.
Belle of Baton Rouge
Tropicana Casinos and Resorts guarantees the obligations of the Belle of Baton Rouge under a riverboat casino bond required by the State of Louisiana, which will expire on October 20, 2008.
Vicksburg Horizon
CP Vicksburg and Columbia Sussex entered into a service agreement, dated October 27, 2003, as amended on August 7, 2006 and November 6, 2006, pursuant to which Columbia Sussex has agreed to provide Vicksburg Horizon with certain services. These services include accounting, administration, human resources, hotel management and supervision, risk management, procurement, contracting, marketing, construction and development, treasury and maintenance related services. CP Vicksburg has agreed to pay Columbia Sussex $120,000 per year for these services under the service agreement, subject to future increases of 3% per year commencing on January 1 of each year beginning in 2008. In addition, pursuant to the service agreement, Columbia Sussex has also arranged a self-insured health program for CP Vicksburg’s employees, for which CP Vicksburg agreed to pay the cost allocable to its employees. Further, pursuant to the service agreement, CP Vicksburg has agreed to participate in general liability, workers compensation and property insurance programs arranged by Columbia Sussex, for which CP Vicksburg shall pay its share of the cost of such programs; CP Vicksburg also agreed to reimburse Columbia Sussex for actual losses paid under the insurance programs and deductible amounts applicable to its operations. In addition, pursuant to the service agreement, CP Vicksburg has agreed to adopt Columbia Sussex’s 401(k) plan, for which CP Vicksburg shall pay the cost allocable to its employees. Pursuant to the service agreement, CP Vicksburg has also agreed to reimburse Columbia Sussex for certain business expense overhead costs, such as travel, professional, secretarial, incidental and other approved out-of-pocket expenses incurred by Columbia Sussex in connection with the performance of services under the service agreement. The service agreement has a perpetual term, but CP Vicksburg may terminate it at any time on 60 days prior written notice.
Tropicana Casinos and Resorts guarantees CP Vicksburg’s obligations under the following bonds: a business license bond required by the city of Vicksburg, which will expire on February 3, 2009; a gaming establishment bond required by the State of Mississippi, which will expire on February 18, 2009; an alcoholic beverages bond required by the city of Vicksburg, which will expire on September 30, 2008; and a utility bond required by the city of Vicksburg, which will expire on October 10, 2008.
CP Vicksburg licenses the use of the name “Horizon” from Tropicana Casinos and Resorts. The trademark license agreement, which expires on October 27, 2013, requires CP Vicksburg to pay Tropicana Casinos and Resorts an annual fee of $12,000 for the right to use the “Horizon” name in connection with its operations.
Columbia Sussex guarantees CP Vicksburg’s obligations under its lease agreement with the city of Vicksburg.
CP Vicksburg loaned $7.0 million to Tropicana Entertainment during 2007 to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes. This loan, which is expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrues interest at the rate of 12.0% per annum and matures on January 1, 2015. No interest payments are required to be made under the loan until its maturity.

CP Vicksburg Limited Liability Company Agreement. CP Vicksburg, the JMBS Trust and Mr. William Yung are parties to a limited liability company agreement governing the management of CP Vicksburg, and documenting their investment in it. Ownership interests in CP Vicksburg were initially issued to the following parties as follows: (i) 990 non-voting units issued to each subtrust of the JMBS Trust for the benefit of each of Mr. William Yung’s seven children and 61 non-voting units issued to Mr. William Yung (for an aggregate total of 6,991 non-voting units); and (ii) 9 voting units issued solely to Mr. William Yung.
Pursuant to the limited liability company agreement, as of June 30, 2008, TEH serves as the sole manager of CP Vicksburg and in such capacity has full and exclusive power to manage and control the business and affairs of CP Vicksburg, subject to certain approval rights maintained by TCR and Mr. William Yung’s children in the event of certain matters. However, the approval of TCR and Mr. William Yung’s children is not required with respect to mergers, consolidations and sales of all or substantially all assets. The manager and the number of managers appointed may be changed by an affirmative vote of members holding a majority of the voting units held by all members (all of which are held by Mr. William Yung at this time).
The limited liability company agreement contains certain terms relating to preemptive rights with respect to the issuance of additional units and certain restrictions on transfers of units.
Required Minimum Tax Distributions.  The limited liability company agreement provides that on or before April 1 of each calendar year, distributions be made for the most recently ended tax year to unit holders of record on the last day of such year in an amount equal to the highest federal, state and local income taxes payable per unit by any member with respect to CP Vicksburg’s taxable income. The limited liability company agreement provides that quarterly tax distributions may be made to members who are required to pay estimated taxes on a quarterly basis.
Distributions to Members.  CP Vicksburg made distributions to the holders of its units in an aggregate amount of $0.4 million and $1.5 million in 2006 and 2005, respectively, but did not make any distributions to the holders of its units in 2007.
Jubilee Casino
JMBS Casino and Columbia Sussex entered into a service agreement, dated August 26, 2004, as amended on November 6, 2006, pursuant to which Columbia Sussex has agreed to provide the Jubilee Casino with certain services. These services include accounting, administration, human resources, hotel management and supervision, risk management, procurement, contracting, marketing, construction and development, treasury and maintenance related services. JMBS Casino has agreed to pay Columbia Sussex $120,000 per year for these services under the service agreement, subject to future increases of 3% per year commencing on January 1 of each year beginning in 2008. Further, pursuant to the service agreement, JMBS Casino has agreed to participate in general liability, workers compensation and property insurance programs arranged by Columbia Sussex, for which JMBS Casino shall pay its share of the cost of such programs; JMBS Casino also agreed to reimburse Columbia Sussex for actual losses paid under the insurance programs and deductible amounts applicable to its operations. In addition, pursuant to the service agreement, JMBS Casino has agreed to reimburse Columbia Sussex for certain business expense overhead costs, such as travel, professional, secretarial, incidental and other approved out-of-pocket expenses incurred by Columbia Sussex in connection with the performance of services under the service agreement. The service agreement has a perpetual term, but JMBS Casino may terminate it at any time on 60 days prior written notice.
JMBS Casino also entered into a service agreement with Sargasso Corporation (“Sargasso”), a company owned by Mr. William Yung, effective as of June 15, 2002, according to the terms of which Sargasso agreed to provide to JMBS Casino with certain hotel management services for its properties the Greenville Inn and Suites and the Key West Inn. The services provided pursuant to the agreement include staffing, purchasing and certain financial and supervisory services. JMBS Casino agreed to pay Sargasso $36,000 per year for these services, which was later reduced to $18,000 per year upon the closing of the Key West Inn. In addition, pursuant to the service agreement, JMBS Casino has agreed to reimburse Sargasso for certain business expense overhead costs, such as travel, professional, secretarial and incidental expenses incurred by Sargasso in connection with the performance of services under the service agreement. The agreement has a perpetual term, but JMBS Casino is entitled to terminate it at any time with 60 days prior written notice.
JMBS Casino and Greenville Riverboat share equally the cost of operating and maintaining shuttle buses to provide transportation services to their patrons among various establishments in downtown Greenville, their respective properties, and a common parking lot. JMBS Casino and Greenville Riverboat also share equally the cost of utilities, repairs and maintenance requirements of an office building used by both companies. Each party’s share of the costs associated with the operation and maintenance of the shuttle buses were $72,000, $101,000 and $77,000 in 2007, 2006 and 2005, respectively.

JMBS Casino loaned $5.0 million to Tropicana Entertainment during 2007 to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes. This loan, which is expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrues interest at the rate of 12.0% per annum and matures on January 1, 2015. No interest payments are required to be made under the loan until its maturity.
Tropicana Casinos and Resorts guarantees JMBS Casino’s obligations under a State of Mississippi alcoholic beverage bond which matures on February 12, 2009 and a State of Mississippi gaming establishment bond which matures on February 12, 2009.
JMBS Casino Limited Liability Company Agreement. JMBS Casino and the JMBS Trust are parties to a limited liability company agreement governing the management of JMBS Casino, and documenting their investment in it. Ownership interests in JMBS Casino were initially issued to the subtrusts of the JMBS Trust equally for the benefit of each of Mr. William Yung’s seven children.
Pursuant to the limited liability company agreement, each of Mr. William Yung’s children — Mr. Joseph Yung, Mr. William J. Yung IV, Ms. Julie A. Haught, Ms. Judith A. Yung, Ms. Jennifer A. Yung, Ms. Michelle M. Christensen and Mr. Scott A. Yung — serves as a manager of JMBS Casino and, in such capacities, they collectively have full and exclusive power to manage and control the business and affairs of JMBS Casino. The managers and the number of managers appointed may be changed by an affirmative vote of members holding a majority of the units held by all members.
The limited liability company agreement contains terms relating to preemptive rights with respect to the issuance of additional units and restrictions on transfers of units.
Required Minimum Tax Distributions.  The limited liability company agreement provides that on or before April 1 of each calendar year, distributions be made for the most recently ended tax year to unit holders of record on the last day of such year in an amount equal to the highest federal, state and local income taxes payable per unit by any member with respect to JMBS Casino’s taxable income. The limited liability company agreement provides that quarterly tax distributions may be made to members that are required to pay estimated taxes on a quarterly basis.
Distributions to Member.  JMBS Casino made distributions to the JMBS Trust in an aggregate amount of $1.1 million in 2007 (which distribution was a permitted tax distribution), $6.1 million in 2006 and $9.7 million in 2005.
River Palms
Realty owns the real estate and substantially all of the non-gaming assets associated with the River Palms, and Columbia Properties Laughlin, LLC, a subsidiary of Tropicana Entertainment, has a lease with Realty for the property, which terminates on September 30, 2018. The monthly rental payment is $425,000.
All of the membership interests in Realty are held by CSC Holdings, an affiliate of Columbia Sussex. Under the terms of the limited liability company operating agreement for Realty, TEH has been designated the sole manager of Realty.
Realty did not make any distributions in respect of its membership interests to CSC Holdings in 2007, but did make distributions in respect of its membership interests to CSC Holdings of $4.4 million in 2006 and $0.3 million in 2005.
Tropicana Casinos and Resorts guarantees River Palms’ obligations under a sales tax bond required by the State of Nevada, which expires January 17, 2009; and a utility bond required by Nevada Power Company which expires September 3, 2008.
Greenville Riverboat
Greenville Riverboat and Columbia Sussex entered into a service agreement, dated January 1, 2002, pursuant to which Columbia Sussex has agreed to provide Lighthouse Point Casino with certain services. These services include accounting, administration, human resources, management, risk management, procurement, contracting, marketing and maintenance-related services. Greenville Riverboat has agreed to pay Columbia Sussex its proportionate share of the overhead expenses incurred by Columbia Sussex in connection with the performance of the services contemplated by the service agreement, and to reimburse Columbia Sussex for all direct costs and expenses incurred by Columbia Sussex in the performance of such services. The service agreement has a perpetual term, but Greenville Riverboat may terminate it at any time by giving 60 days prior written notice to Columbia Sussex.

Tropicana Casinos and Resorts guarantees Greenville Riverboat’s obligations under the following bonds: a utility payment bond required by Entergy Mississippi, Inc., which will expire on November 22, 2008; an alcohol tax bond required by the Alcoholic Beverage Control Division of Mississippi, which will expire on February 17, 2009; and a gaming establishment bond required by the State of Mississippi, which will expire on February 18, 2009.
Sargasso subleases a portion of the land that is leased by Greenville Riverboat from the Greenville Marine Corporation pursuant to a sublease agreement. Sargasso has constructed a restaurant and lounge building on the subleased parcel. The restaurant and lounge building is situated adjacent to the Lighthouse Point Casino. Sargasso pays Greenville Riverboat $3,000 per month in rent for the subleased parcel. The sublease agreement extends through 2009 and provides Sargasso with renewal options to extend the term to 2044. In October 2007, Sargasso began to lease space in its restaurant and lounge building to Greenville Riverboat at a rate of $4,400 per month. Greenville Riverboat uses this space to operate a buffet restaurant. The initial lease term extends through 2012, but may be renewed for an additional term of five years.
Sargasso provided its restaurant, lounge and hotel facilities (the hotel facility was sold by Sargasso to a third party on April 10, 2007 and Sargasso closed its restaurants and lounge operation on September 30, 2005, ceasing Sargasso’s services at that time) to the Lighthouse Point Casino for use by its guests and employees, and charged Greenville Riverboat customary rates for these services, which totaled $22,000, $157,000 and $352,000 in 2007, 2006 and 2005 respectively.
Greenville Riverboat and Sargasso entered into an agreement, dated March 31, 1997, effective on January 1, 1997, and amended on September 12, 1997 and December 13, 2005, according to the terms of which Greenville Riverboat provided security services to the Fairfield Inn, which was owned by Sargasso until April 10, 2007 when the hotel was sold. Sargasso paid Greenville Riverboat a service fee of $2,000 per month for these services which expired upon the sale of the hotel. Sargasso also agreed to reimburse Greenville Riverboat for certain identifiable out-of-pocket expenses incurred by Greenville Riverboat in connection with the performance of the security services under the agreement.
Walnut Street, Inc., a company owned by Sargasso, entered into an agreement to lease an advertising sign to Greenville Riverboat for $4,000 per month through May 2017. Greenville Riverboat is responsible for all taxes, utilities, maintenance and insurance related to the operation of the sign.
Greenville Riverboat Limited Liability Company Agreement. Tropicana Casinos and Resorts, Mr. William Yung and Rainbow Entertainment are parties to a limited liability company agreement governing the operations of Greenville Riverboat, and documenting the terms of their investment in it. Ownership interests in Greenville Riverboat were initially issued to the following parties, as follows: (i) 79 units to Tropicana Casinos and Resorts (“Tropicana Units”), (ii) one unit to Mr. William Yung (the “Yung Unit”) and (iii) 20 units to Rainbow (the “Rainbow Units”).
As part of the internal corporate reorganization described under “Corporate Reorganization” and under “Item 1. Business,” Tropicana Casinos and Resorts contributed the Tropicana Units to Tropicana Entertainment Holdings, which in turn contributed such units to Tropicana Entertainment Intermediate Holdings, which in turn contributed such units to Tropicana Entertainment. Each of the respective contributions occurred substantially concurrently. Tropicana Entertainment, Tropicana Entertainment Holdings and Tropicana Entertainment Intermediate Holdings each acknowledged and became a party to the limited liability company agreement of Greenville Riverboat.
Pursuant to the limited liability company agreement, Tropicana Casinos and Resorts is the sole manager of Greenville Riverboat and in such capacity has full and exclusive power to manage and control the business and affairs of the Lighthouse Point Casino. The manager and the number of managers appointed may be changed by an affirmative vote of the members holding a majority of the units held by all members.
Allocation of net profits, net losses and distributions.  The limited liability company agreement requires that net profits, net losses and distributions be allocated as follows:
•	Net Profits: (i) to Tropicana Entertainment (as of January 3, 2007) to the extent of its negative capital account balance; (ii) if net losses were previously allocated to any unit holders, net profits will be allocated to them in an amount equal to the amount of such net losses previously allocated to them; (iii) to the unit holders then holding the following units: Rainbow Units — 50%, Tropicana Units — 49.375% and the Yung Unit — 0.625%, until the aggregate net profits allocated to them since Greenville Riverboat was organized equals $3.0 million; (iv) to the unit holders then holding the Tropicana Units and the Yung Unit in proportion to their respective ownership percentages, an aggregate amount equal to the sum of (a) $4.5 million, (b) five times a prescribed finder’s fee amount and (c) an amount equal to the aggregate additional amounts distributable as a consequence of amounts remaining undistributed as of July 1, 2004; and (v) any remaining excess profits will be allocated to the unit holders

(a) for periods on or before December 31, 2003 or on and after January 1, 2025, in proportion to their respective holdings, (b) for the period commencing January 1, 2005 and ending December 31, 2023, to the unit holders then holding the Rainbow Units — 15%, Tropicana Units — 83.9375% and the Yung Unit — 1.0625% and (c) for the fiscal years ending December 31, 2004 and December 31, 2024, to the holders of the Rainbow Units — 17.5%, Tropicana Units — 81.46875% and the Yung Unit — 1.0325%.

•	Net Losses: (i) if net profits were previously allocated as described in (iii), (iv) or (v) of the preceding bullet point, net losses will be allocated to them in an amount equal to the amount of net profits previously allocated to them; (ii) to any unit holders who have positive capital account balances in proportion to and to the extent of such positive balances; and (iii) any remaining balance to Tropicana Entertainment (as of January 3, 2007).

•	Distributions: (i) in the case of a sale or liquidation only, to all unit holders with positive capital account balances in the proportion such positive balances bear to each other in amounts sufficient to reduce each such capital account balance to zero; (ii) an aggregate amount equal to the then undistributed amount of the returnable contribution, as defined, in the limited liability company agreement made by Tropicana Entertainment in respect of the Tropicana Units; (iii) an aggregate amount of $3.0 million as follows: in respect of the Rainbow Units — 50%, in respect of the Tropicana Units and the Yung Unit — 50%; (iv) an aggregate amount of $4.5 million in respect of the Tropicana Units and the Yung Unit, provided that any amount which remains undistributed as of July 1, 2004 is to be multiplied by 70/45 and the resulting product will be deemed the remaining amount to be distributed; (v) an aggregate amount equal to five times a prescribed finder’s fee, provided that any amount which remains undistributed as of July 1, 2004 is to be multiplied by 4/3 and the resulting product will be deemed the remaining amount to be distributed; (vi) any remaining balance is to be allocated to the unit holders (a) for periods on or before June 30, 2004 and after June 30, 2024, in proportion to their respective holdings of units, and (b) for periods after June 30, 2004 and before July 1, 2024, in respect of the Rainbow Units — 15% and in respect of the Tropicana Units and the Yung Unit — 85%.

•	Distribution Adjustment Account: Greenville Riverboat is required to maintain a distribution adjustment account, which is to be credited with an amount equal to 8% of the excess of Greenville Riverboat’s annual gross revenues over $36.575 million. At the time each distribution would otherwise be made in respect of the Rainbow Units pursuant to the preceding bullet point, the amount of any such distribution is to be reduced on a dollar-for-dollar basis by any amount then credited to this distribution adjustment account, and such amount is to be distributed instead in respect of the Tropicana Units and the Yung Unit. If any net profits were previously allocated to the Tropicana Units or the Yung Unit pursuant to this allocation mechanism and net losses are thereafter accrued, then the Tropicana Units and/or the Yung Units will be entitled to an allocation of such net losses in an amount equal to the amount of net profits previously allocated to them from the distribution adjustment account.
Required Minimum Tax Distributions.  The limited liability company agreement provides that minimum tax distributions and optional tax distributions be made as set forth below:
•	Minimum Tax Distributions: On or before April 1 of each calendar year, distributions will be made for the most recently ended tax year to unit holders of record on the last day of such year in the amount necessary to satisfy federal, state and local income taxes payable by the unit holders with respect to Greenville Riverboat’s net taxable income, provided that this distribution will be reduced on a dollar-for-dollar basis by the amount of tax savings generated by tax losses or credits received by such unit holders for previous tax years.

•	Optional Tax Distributions Made at the Discretion of Tropicana Casinos and Resorts: (i) cash distributions to the unit holders for any tax year in an amount which exceeds the required distribution described in the preceding bullet point and (ii) quarterly cash distributions to the unit holders based on an estimate of the required distribution noted in the preceding bullet point in order to permit the unit holders to pay quarterly estimated taxes.
Distributions to Members.  Greenville Riverboat made aggregate distributions in respect of its membership interests of approximately $5.0 million in 2007, $12.5 million in 2006, approximately $10.7 million in 2005.

Approval of Certain Transactions.  Subject to certain conditions, restrictions and exceptions, in order to be effective pursuant to the terms of the limited liability company agreement, the following actions require the affirmative vote or written consent of members holding a majority of the units:
•	the dissolution of Greenville Riverboat;

•	the merger, consolidation or combination of Greenville Riverboat;

•	an amendment to the certificates; or

•	the sale, exchange, lease or other transfer of all or substantially all of the property other than in the ordinary course of business.
Centroplex
Centroplex Centre Convention Hotel, L.L.C. (“Centroplex”) and Columbia Sussex entered into a hotel management agreement effective as of October 25, 2005, according to the terms of which Columbia Sussex agreed to provide to Centroplex with certain hotel management services. The services provided pursuant to the agreement include staffing, sales and marketing, advertising, purchasing, contracting with service providers and others on Centroplex’s behalf, maintaining licenses and permits, accounting and tax, maintenance, certain financial and supervisory services and other specific hotel management services. Centroplex agreed to pay Columbia Sussex $120,000 per year for these services as part of the service agreement referenced above. In addition, pursuant to the service agreement, Centroplex has agreed to reimburse Columbia Sussex for certain reimbursable expenses, such as for travel, professional, insurance and operating supplies incurred by Columbia Sussex in connection with the performance of services under the service agreement, as well as all compensation expenses for employees of Columbia Sussex working at Centroplex’s property. The agreement has a 20 year term, but Centroplex is entitled to terminate it at any time with 10 days prior written notice.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows what the Company paid or accrued for professional services provided to us and the Affiliate Guarantors by our independent auditors, Ernst & Young LLP, for the fiscal years ending December 31, 2007 and 2006:

(in millions)

Fee Category	2007	2006
Audit	$4.0	$4.3
Audit related	0.1	2.6
Tax fees	—	—
All other fees	—	—

Total	$4.1	$6.9

“Audit fees” are the aggregate fees billed by E&Y for the audit of our consolidated annual financial statements as well as audits of statutory financial statements of Tropicana Entertainment and its subsidiaries. “Audit-related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” This category comprises fees billed for accounting advice on actual or contemplated transactions and other agreed-upon procedures.
Audit Committee Pre-Approval Policies and Procedures
Fees paid to our principal outside auditor in 2006 and 2007 were pre-approved by the sole manager of Tropicana Entertainment and the Board of Directors of Tropicana Finance, which consisted of TCR and William Yung, respectively.

PART IV.
ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements:

A. Tropicana Entertainment, LLC and Subsidiaries Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

B. CP Laughlin Realty LLC Financial Statements	F-36

Report of Independent Registered Public Accounting Firm
Balance Sheet

Statements of Income

Statements of Cash Flows

Notes to Financial Statements

C. Columbia Properties Vicksburg LLC Financial Statements	F-46

Report of Independent Registered Public Accounting Firm
Balance Sheet

Statements of Income

Statements of Cash Flows

Notes to Financial Statements

D. JMBS Casino LLC Financial Statements	F-57

Report of Independent Registered Public Accounting Firm
Balance Sheet

Statements of Income

Statements of Cash Flows

Notes to Financial Statements

Schedule II — Valuation and Qualifying Analysis	F-68

(b) Exhibits

Exhibit No.	Description
2.1	Agreement of Sale, by and between Columbia Properties Vicksburg, LLC and Nevada Gold Vicksburg, LLC incorporated herein by reference to our Form 8-K filed on November 13, 2007.

2.1	Agreement and Plan of Merger, dated as of May 19, 2006, by and among Columbia Sussex Corporation, Wimar Tahoe Corporation (currently named Tropicana Casinos and Resorts), WTColumbia Development, Inc. and Aztar Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

2.2	Securities Purchase Agreement, dated as of October 3, 2005, by and between Argosy Gaming Company, CP Baton Rouge Casino, L.L.C., and Wimar Tahoe Corporation (currently named Tropicana Casinos and Resorts) incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

2.3	Asset Purchase Agreement, dated as of May 12, 2003, by and between Gold River Operating Corporation and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and between Desert Palace, Inc. and Wimar Tahoe Corporation (currently named Tropicana Casinos and Resorts) incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.1	Certificate of Formation of Tropicana Entertainment LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.1(A)	Certificate of Amendment to the Certificate of Formation of Tropicana Entertainment LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.1(B)	Certificate of Amendment to the Certificate of Formation of Tropicana Entertainment LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.2	Limited Liability Company Agreement of Tropicana Entertainment LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.2(A)	Amendment to Limited Liability Company Agreement of Tropicana Entertainment LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.2(B)	First Amendment to Limited Liability Company Agreement of Tropicana Entertainment LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.3	Certificate of Incorporation of Tropicana Finance Corp. incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.3(A)	Certificate of Amendment to the Certificate of Incorporation of Tropicana Finance Corp. incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.3(B)	Certificate of Amendment to the Certificate of Incorporation of Tropicana Finance Corp.

Exhibit No.	Description
incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.4	Bylaws of Tropicana Finance Corp. incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.4(A)	Amended and Restated Bylaws of Tropicana Finance Corp. incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

3.5	Articles of Incorporation of Caruthersville Riverboat Entertainment, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.5(A)	Amendment to Articles of Incorporation of Caruthersville Riverboat Entertainment, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.5(B)	Amendment to Articles of Incorporation of Caruthersville Riverboat Entertainment, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.6	Bylaws of Caruthersville Riverboat Entertainment, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.7	Certificate of Amended and Restated Articles of Organization of Columbia Properties Laughlin, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.7(A)	Limited Liability Company Agreement of Columbia Properties Laughlin, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.8	Certificate of Formation of CP Laughlin Realty, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.8(A)	Certificate of Amendment to the Certificate of Formation of CP Laughlin Realty, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.9	Limited Liability Company Agreement of CP Laughlin Realty, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.9(A)	First Amendment to Limited Liability Company Agreement of CP Laughlin Realty, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.10	Certificate of Formation of Columbia Properties Vicksburg, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.11	Limited Liability Company Agreement of Columbia Properties Vicksburg, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on

Exhibit No.	Description
October 17, 2007.

3.11(A)	First Amendment to Limited Liability Company Agreement of Columbia Properties Vicksburg, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.12	Certificate of Formation of JMBS Casino LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.13	Limited Liability Company Agreement of JMBS Casino LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.13(A)	First Amendment to Limited Liability Company Agreement of JMBS Casino LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.14	Articles of Organization of Columbia Properties Tahoe, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.14(A)	Amended and Restated Articles of Organization of Columbia Properties Tahoe, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.15	Limited Liability Company Agreement of Columbia Properties Tahoe, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.15(A)	First Amendment to Limited Liability Company Agreement of Columbia Properties Tahoe, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.16	Articles of Organization of CP Baton Rouge Casino, L.L.C. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.16(A)	Limited Liability Company Agreement of CP Baton Rouge Casino, L.L.C. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.17	Articles of Incorporation of Argosy of Louisiana, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.18	Bylaws of Argosy of Louisiana, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.19	Articles of Incorporation of Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.20	Bylaws of Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.21	Articles of Organization of Centroplex Centre Convention Hotel, L.L.C. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on

Exhibit No.	Description
October 17, 2007.

3.21(A)	Amended and Restated Articles of Organization of Centroplex Centre Convention Hotel, L.L.C. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.22	Amended and Restated Operating Agreement of Centroplex Centre Convention Hotel, L.L.C. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.22(A)	First Amendment to Amended and Restated Operating Agreement of Centroplex Centre Convention Hotel, L.L.C. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.23	Amended and Restated Articles of Partnership in commendam of Catfish Queen Partnership in commendam incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.24	Certificate of Formation of Tahoe Horizon, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.24(A)	Certificate of Amendment to the Certificate of Formation of Tahoe Horizon, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.25	Limited Liability Company Agreement of Tahoe Horizon, LLC. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.25(A)	First Amendment of Limited Liability Company Agreement of Tahoe Horizon, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.26	Restated Certificate of Incorporation of Ramada Gaming Company III incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.27	Restated Certificate of Incorporation of Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.28	Second Amended and Restated Bylaws of Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.29	Articles of Incorporation of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.29(A)	Articles of Amendment to the Articles of Incorporation of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.30	Bylaws of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

Exhibit No.	Description
3.31	Articles of Incorporation of Aztar Riverboat Holding Company, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.32	Operating Agreement of Aztar Riverboat Holding Company, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.32(A)	First Amendment to Limited Liability Company Agreement of Aztar Riverboat Holding Company, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.33	Articles of Incorporation of Aztar Missouri Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.34	Bylaws of Aztar Missouri Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.35	Articles of Organization of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.36	Limited Liability Company Agreement of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.36(A)	Amendment No. 1 to Limited Liability Company Agreement of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.36(B)	Amendment No. 2 to Limited Liability Company Agreement of Aztar Indiana Gaming Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.37	Certificate of Incorporation of Aztar Development Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.38	Bylaws of Aztar Development Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.39	Certificate of Incorporation of Ramada New Jersey Holdings Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.39(A)	Certificate of Amendment to the Certificate of Incorporation of Ramada New Jersey Holdings Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.39(B)	Certificate of Amendment to the Certificate of Incorporation of Ramada New Jersey Holdings Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

Exhibit No.	Description
3.39(C)	Certificate of Amendment to the Certificate of Incorporation of Ramada New Jersey Holdings Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.39(D)	Certificate of Amendment to the Certificate of Incorporation of Ramada New Jersey Holdings Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.40	Bylaws of Ramada New Jersey Holdings Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.41	Certificate of Incorporation of Atlantic-Deauville Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.42	Bylaws of Atlantic-Deauville Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.43	Certificate of Incorporation of Adamar Garage Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.44	Bylaws of Adamar Garage Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.45	Certificate of Incorporation of Ramada New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.45(A)	Certificate of Amendment to the Certificate of Incorporation of Ramada New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.46	Bylaws of Ramada New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.47	Certificate of Incorporation of Adamar of New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.47(A)	Certificate of Amendment to the Certificate of Incorporation of Adamar of New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.47(B)	Certificate of Amendment to the Certificate of Incorporation of Adamar of New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.47(C)	Certificate of Amendment to the Certificate of Incorporation of Adamar of New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.48	Amended and Restated Bylaws of Adamar of New Jersey, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.49	Certificate of Incorporation of BNB Mobe-Homes, Inc. incorporated herein by reference to

Exhibit No.	Description
Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.49(A)	Certificate of Amendment to the Certificate of Incorporation of BNB Mobe-Homes, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.49(B)	Certificate of Amendment to the Certificate of Incorporation of Manchester Mall, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.49(C)	Certificate of Amendment to the Certificate of Incorporation of Manchester Mall, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.50	Bylaws of Manchester Mall, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.51	Articles of Incorporation of Ramada Station, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.51(A)	Certificate of Amendment to the Articles of Incorporation of Ramada Station, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.51(B)	Certificate of Amendment to the Articles of Incorporation of Ramada Station, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.51(C)	Certificate of Amendment to the Articles of Incorporation of Ramada Station, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

3.52	Bylaws of Ramada Station, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

4.1	Indenture governing our 9 5/8% Senior Subordinated Notes due 2014, incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

4.2	Supplemental Indenture related to our 9 5/8% Senior Subordinated Notes due 2014, incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

4.2(A)	Second Supplemental Indenture related to our 9 5/8% Senior Subordinated Notes due 2014, incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

4.4	Registration Rights Agreement incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.1	Credit Agreement, dated as of January 3, 2007, by and among Wimar OpCo, LLC (currently named Tropicana Entertainment, LLC), Wimar OpCo Intermediate Holdings, LLC (currently named Tropicana Entertainment Intermediate Holdings, LLC), CP Laughlin Realty, LLC, Columbia Properties Vicksburg, LLC, JMBS Casino, LLC, the lenders party thereto and Credit Suisse Securities (USA) LLC incorporated herein by reference to our registration

Exhibit No.	Description
statement on Form S-4 filed on June 29, 2007.

10.1(A)	Amendment No. 1, Consent, Waiver and Agreement, dated as of May 29, 2007, to the Credit Agreement, dated as of January 3, 2007, by and among Wimar OpCo, LLC (currently named Tropicana Entertainment, LLC), Wimar OpCo Intermediate Holdings, LLC (currently named Tropicana Entertainment Intermediate Holdings, LLC), CP Laughlin Realty, LLC, Columbia Properties Vicksburg, LLC, JMBS Casino, LLC, the lenders party thereto and Credit Suisse Securities (USA) LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.1(B)	Forbearance Agreement, Consent and Waiver, dated as of December 12, 2007, to the Credit Agreement, dated as of January 3, 2007, as amended by Amendment No. 1, Consent and Waiver dated as of May 18, 2007, Wimar OpCo, LLC (currently named Tropicana Entertainment, LLC), Wimar OpCo Intermediate Holdings, LLC (currently named Tropicana Entertainment Intermediate Holdings, LLC), CP Laughlin Realty, LLC, Columbia Properties Vicksburg, LLC, JMBS Casino, LLC, the lenders party thereto and Credit Suisse Securities (USA) LLC among incorporated herein by reference to our Form 8-K filed on December 26, 2007.

10.2	Credit Agreement, dated as of January 3, 2007, among Wimar Landco (currently named Tropicana Las Vegas Finance Co.), LLC, Wimar Landco Intermediate Holdings, LLC (currently named Tropicana Las Vegas Intermediate Finance Co.), the lenders party thereto and Credit Suisse incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.2(A)	Amendment No. 1 to the Credit Agreement dated as of May 29, 2007 to the Credit Agreement, dated as of January 3, 2007, among Wimar Landco (currently named Tropicana Las Vegas Finance Co.), LLC, Wimar Landco Intermediate Holdings, LLC (currently named Tropicana Las Vegas Intermediate Finance Co.), the lenders party thereto and Credit Suisse incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.3	Service Agreement, dated as of January 3, 2007, by and between Wimar OpCo, LLC (currently named Tropicana Entertainment, LLC) and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.4	Casino Services Agreement, dated as of January 3, 2007, by and between Wimar OpCo, LLC (currently named Tropicana Entertainment, LLC) and Wimar Tahoe Corporation (currently named Tropicana Casinos and Resorts) incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.5	Service Agreement, dated as of October 27, 2003, by and between Columbia Properties Vicksburg, LLC and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.5(A)	First Amendment to Service Agreement, dated as of August 7, 2006, by and between Columbia Sussex Corporation and Columbia Properties Vicksburg, LLC amending the Service Agreement, dated as of October 27, 2003, by and between Columbia Properties Vicksburg, LLC and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.5(B)	Second Amendment to Service Agreement, dated as of November 6, 2006, by and between Columbia Sussex Corporation and Columbia Properties Vicksburg, LLC amending the Service Agreement, dated as of October 27, 2003, by and between Columbia Properties

Exhibit No.	Description
Vicksburg, LLC and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.6	Service Agreement, dated as of August 26, 2004, by and between JMBS Casino, LLC and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.6(A)	First Amendment to Service Agreement, dated as of November 6, 2006, by and between JMBS Casino, LLC and Columbia Sussex Corporation amending the Service Agreement, dated as of August 26, 2004, by and between JMBS Casino, LLC and Columbia Sussex Corporation incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

10.7	Contract of Lease, dated as of August 26, 1983, by and between Cohn Realty Co. and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.7(A)	First Amendment to Contract of Lease, dated as of August 4, 1993, between Cohn Realty Co. and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.7(B)	Second Amendment to Contract of Lease, dated as of October 26, 1998, between Cohn Realty Co. and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.7(C)	Sale and Assignment of Lease, dated as of August 5, 1993, between NAB Asset Corporation and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.8	Contract of Lease, dated as of August 29, 1982, between Cohn Realty Co. and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.8(A)	Amendment of Lease, dated as of August 4, 1993, between Cohn Realty Co. and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.9	Contract of Lease, dated as of April 26, 1982, between Rosenthal Associates and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.9(A)	Amendment of Lease, dated as of September 1, 1993, between Rosenthal Associates and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.9(B)	Sale and Assignment of Leases, dated as of September 2, 1993, between DAG Management, Inc. and Jazz Enterprises, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.10	Amended and Restated Lease Agreement, dated as of January 20, 1995, between Greenville Riverboat, LLC and Greenville Marine Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.10(A)	Assignment and Assumption of Lease, dated as of October 24, 1995, between Rainbow Entertainment, Inc. and Greenville Riverboat, LLC incorporated herein by reference to

Exhibit No.	Description
Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.10(B)	First Amendment to Amended and Restated Lease Agreement, dated as of October 26, 1995, between Greenville Marine Corporation and Greenville Riverboat, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.10(C)	Second Amendment to Amended and Restated Lease Agreement, dated as of July 1, 2003, between Greenville Marine Corporation and Greenville Riverboat, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.10(D)	Sublease Agreement, dated as of June 26, 1996, between Greenville Riverboat, LLC and Sargasso Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.10(E)	First Amendment to Sublease Agreement, dated as of July 1, 2003, between Greenville Riverboat, LLC and Sargasso Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.11	Amended and Restated Master Agreement of Purchase and Sale, dated as of October 22, 2003, between the City of Vicksburg and Columbia Properties Vicksburg incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12	Dockage Agreement, dated as of December 29, 1992, between Greenville Yacht Club and the Cotton Club of Greenville incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12(A)	First Amendment to Dockage Agreement, dated as of April 2, 1993, between Greenville Yacht Club and the Cotton Club of Greenville incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12(B)	Second Amendment to Dockage Agreement, dated as of July 27, 1995, between Greenville Yacht Club and the Cotton Club of Greenville incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12(C)	Third Amendment to Dockage Agreement, dated as of December 22, 1997, between Greenville Yacht Club and Alpha Gulf Coast, Inc, d/b/a Bayou Caddy’s Jubilee Casino incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12(D)	Assignment of Yacht Club Dockage Agreement and License Agreement, dated as of December 17, 1997, between Greenville Casino Partners, LP and Alpha Gulf Coast, Inc, d/b/a Bayou Caddy’s Jubilee Casino incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12(E)	Consent Agreement, dated as of February 22, 2002, between JMBS Casino, LLC and Greenville Casino Partners, L.P. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.12(F)	Fourth Amendment to Dockage Agreement, dated as of June 17, 2002, between Greenville Yacht Club and the JMBS Casino, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

Exhibit No.	Description
10.13	Lease Agreement, dated as of November 7, 2006, between the City of Greenville and JMBS Casino, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.14	Agreement Granting Moorage and Other Rights, dated as of August 30, 1996, between The City Council of Greenville and Casino Gaming International incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.14(A)	Assignment of Agreement Granting Moorage and Other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.14(B)	Assignment, dated as of December 13, 2001, between Casino Gaming International, Limited and Greenville Casino Partners, L.P. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.15	Lease Agreement, dated as of April 1, 1993, between City of Greenville and Cotton Club of Greensville, Inc. incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.15(A)	Assignment of Agreement Granting Moorage and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.15.1	Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of April 1, 1993, between City of Greenville and Cotton of Greenville incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.15.1(A)	Assignment of Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.16	Charter Party Agreement, dated as of January 20, 1995, between Greenville Riverboat, LLC and Caruthersville Riverboat Entertainment, Inc. (currently named St. Louis Riverboat Entertainment, Inc.) incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.16(A)	First Amendment to Charter Party Agreement, dated as of September 24, 2003 between Caruthersville Riverboat Entertainment, Inc. (currently named St. Louis Riverboat Entertainment, Inc.) and Greenville Riverboat, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.16(B)	Second Amendment to Charter Party Agreement, dated as of May 23, 2005, between St. Louis Riverboat Entertainment Inc. and Greenville Riverboat, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.17	Hotel Lease, dated as of August 12, 2003, between CP Laughlin Realty, LLC and Columbia Properties Laughlin, LLC with respect to the River Palms property incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

Exhibit No.	Description
10.17(A)	First Amendment to Hotel Lease, dated as of August 14, 2003, between CP Laughlin Realty, LLC and Columbia Properties Laughlin, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.17(B)	Second Amendment to Hotel Lease, dated as of November 22, 2006, between CP Laughlin Realty, LLC and Columbia Properties Laughlin, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18	Evansville Riverboat Landing Lease, dated as of May 2, 1995, by and among the City of Evansville, Indiana and Aztar Indiana Gaming Company, LLC incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(A)	Amendment to Evansville Riverboat Landing Lease, effective as of December 1, 2001, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(B)	Second Amendment to Evansville Riverboat Landing Lease, dated as of August 27, 2003, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(C)	Memorandum of Understanding, dated as of December 21, 2004, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(D)	Memorandum of Understanding, dated as of March 15, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(E)	Memorandum of Understanding, dated as of May 12, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(F)	Memorandum of Understanding, dated as of June 7, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(G)	Third Amendment to Evansville Riverboat Landing Lease, dated as of July 19, 2005, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.18(H)	Fourth Amendment to Evansville Riverboat Landing Lease, effective as of January 1, 2006, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

Exhibit No.	Description
10.19	Lease Agreement, dated as of August 25, 1997, by and among SFERS Real Estate Corp., S Limited Partnership and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.19(A)	First Amendment, dated as of May 26, 2000, between East Camelback Road, Inc., (as successor to SFERS Real Estate Corp. and S Limited Partnership) and Aztar Corporation to Lease Agreement, dated as of August 25, 1997, between SFERS Real Estate Corp., S Limited Partnership and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.19(B)	Second Amendment, dated as of March 7, 2001, between East Camelback Road, Inc. (as successor to SFERS Real Estate Corp. and S Limited Partnership) and Aztar Corporation to Lease Agreement, dated as of August 25, 1997, between SFERS Real Estate Corp., S Limited Partnership and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.19(C)	Third Amendment, dated as of August 4, 2003, between East Camelback Road, Inc. (as successor to SFERS Real Estate Corp. and S Limited Partnership) and Aztar Corporation to Lease Agreement, dated as of August 25, 1997, between SFERS Real Estate Corp., S Limited Partnership and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.19(D)	Fourth Amendment, dated as of December 19, 2005, between East Camelback Road, Inc. (as successor to SFERS Real Estate Corp. and S Limited Partnership) and Aztar Corporation to Lease Agreement, dated as of August 25, 1997, between SFERS Real Estate Corp., S Limited Partnership and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.19(E)	Fifth Amendment, dated as of January 23, 2006, between East Camelback Road, Inc. (as successor to SFERS Real Estate Corp. and S Limited Partnership) and Aztar Corporation to Lease Agreement, dated as of August 25, 1997, between SFERS Real Estate Corp., S Limited Partnership and Aztar Corporation incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.20	Collective Bargaining Agreement between Hotel Ramada of Nevada d/b/a/Tropicana Resort & Casino and Local Joint Executive Board of Las Vegas, dated as of June 1, 2002 incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.21	Labor Agreement between Hotel Ramada of Nevada d/b/a Tropicana Resort and Casino and International Union of Operating Engineers Local No. 501, AFL-CIO for the period covering April 1, 2004 through March 31, 2009 incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.22	Labor Agreement between Hotel Ramada of Nevada d/b/a Tropicana Resort and Casino and International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, its Territories and Canada, and its Trustee Local 720, Las Vegas, Nevada, dated as of June 2002 incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

10.23	Collective Bargaining Agreement between International Union of Operating Engineers Local 68-68A-68B, AFL-CIO and Tropicana Casino and Resort for the period covering May 1, 2006 through April 30, 2011 incorporated herein by reference to Amendment No. 1 of our

Exhibit No.	Description
registration statement on Form S-4 filed on October 17, 2007.

10.24	Collective Bargaining Agreement between Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resorts and UNITE HERE, Local 54 for the period covering November 3, 2004 through September 15, 2009 incorporated herein by reference to Amendment No. 1 of our registration statement on Form S-4 filed on October 17, 2007.

14	Code of Ethics

21.1	Subsidiaries of Tropicana Entertainment, LLC incorporated herein by reference to our registration statement on Form S-4 filed on June 29, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Tropicana Entertainment, LLC).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Tropicana Entertainment, LLC).

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CP Laughlin Realty, LLC).

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CP Laughlin Realty, LLC).

31.5	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Columbia Properties Vicksburg, LLC).

31.6	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Columbia Properties Vicksburg, LLC).

31.7	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (JMBS Casino LLC).

31.8	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (JMBS Casino LLC).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Tropicana Entertainment, LLC).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Tropicana Entertainment, LLC).

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CP Laughlin Realty, LLC).

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CP Laughlin Realty, LLC).

32.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Columbia Properties Vicksburg, LLC).

32.6	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Columbia Properties Vicksburg, LLC).

32.7	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (JMBS Casino LLC).

32.8	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (JMBS Casino LLC).

99.1	Governmental Regulations

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
DATE:  July 18, 2008

Tropicana Entertainment, LLC, registrant

By: /s/ Robert Kocienski
Robert Kocienski
Senior Vice President; Chief Financial Officer; Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Scott C. Butera Scott C. Butera	President; Chief Executive Officer (Principal Executive Officer)	July 18, 2008

/s/ Robert Kocienski Robert Kocienski	Senior Vice President; Chief Financial Officer (Principal Financial Officer); Treasurer (Principal Accounting Officer)	July 18, 2008

By: TROPICANA ENTERTAINMENT HOLDINGS, LLC in its capacity as manager of TROPICANA ENTERTAINMENT, LLC

/s/ Scott C. Butera Scott C. Butera	President; Chief Executive Officer	July 18, 2008

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
DATE:  July 18, 2008

Tropicana Finance Corp., registrant

By: /s/ Robert Kocienski
Robert Kocienski
Senior Vice President; Chief Financial Officer; Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Scott C. Butera Scott C. Butera	President; Chief Executive Officer; Director (Principal Executive Officer)	July 18, 2008

/s/ Robert Kocienski Robert Kocienski	Senior Vice President; Chief Financial Officer (Principal Financial Officer); Treasurer (Principal Accounting Officer)	July 18, 2008

/s/ Thomas M. Benninger	Director	July 18, 2008
Thomas M. Benninger

/s/ Bradford S. Smith	Director	July 18, 2008
Bradford S. Smith

/s/ Michael G. Corrigan	Director	July 18, 2008
Michael G. Corrigan

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
DATE:  July 18, 2008

CP Laughlin Realty, LLC, registrant

By: /s/ Robert Kocienski
Robert Kocienski
Senior Vice President; Chief Financial Officer; Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Scott C. Butera	President; Chief Executive Officer	July 18, 2008
Scott C. Butera	(Principal Executive Officer)

/s/ Robert Kocienski Robert Kocienski	Senior Vice President; Chief Financial Officer (Principal Financial Officer); Treasurer (Principal Accounting Officer)	July 18, 2008

By: TROPICANA ENTERTAINMENT HOLDINGS, LLC in its capacity as manager of CP LAUGHLIN REALTY, LLC

/s/ Scott C. Butera	President; Chief Executive Officer	July 18, 2008
Scott C. Butera

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
DATE:  July 18, 2008

Columbia Properties Vicksburg, LLC, registrant

By: /s/ Robert Kocienski
Robert Kocienski
Senior Vice President; Chief Financial Officer; Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Scott C. Butera	President; Chief Executive Officer	July 18, 2008
Scott C. Butera	(Principal Executive Officer)

/s/ Robert Kocienski Robert Kocienski	Senior Vice President; Chief Financial Officer (Principal Financial Officer); Treasurer (Principal Accounting Officer)	July 18, 2008

By: TROPICANA ENTERTAINMENT HOLDINGS, LLC in its capacity as manager of COLUMBIA PROPERTIES VICKSBURG, LLC

/s/ Scott C. Butera	President; Chief Executive Officer	July 18, 2008
Scott C. Butera

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
DATE:  July 18, 2008

JMBS Casino LLC, registrant

By: /s/ Robert Kocienski
Robert Kocienski
Senior Vice President; Chief Financial Officer; Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Scott C. Butera Scott C. Butera	President; Chief Executive Officer (Principal Executive Officer)	July 18, 2008

/s/ Robert Kocienski Robert Kocienski	Senior Vice President; Chief Financial Officer (Principal Financial Officer); Treasurer (Principal Accounting Officer)	July 18, 2008

/s/ William J. Yung, IV	Manager	July 18, 2008
William J. Yung, IV

/s/ Joseph A. Yung	Manager	July 18, 2008
Joseph A. Yung

/s/ Julie A. Haught	Manager	July 18, 2008
Julie A. Haught

/s/ Judith A. Yung	Manager	July 18, 2008
Judith A. Yung

/s/ Jennifer A. Yung	Manager	July 18, 2008
Jennifer A. Yung

Signature	Title	Date

/s/ Michelle M. Yung Michelle M. Yung	Manager	July 18, 2008

/s/ Scott A. Yung	Manager	July 18, 2008
Scott A. Yung

A. Tropicana Entertainment
Report of Independent Registered Public Accounting Firm
The Member of Tropicana Entertainment, LLC
We have audited the accompanying consolidated balance sheets of Tropicana Entertainment, LLC (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed at the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that Tropicana Entertainment, LLC will continue as a going concern. As more fully described in Note 2 and Note 17, on May 5, 2008, the Company has filed for protection under Chapter 11 of the United States Bankruptcy Code. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 and Note 17.  The December 31, 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Cincinnati, Ohio
June 20, 2008 except for the seventh paragraph of Note 17,
as to which the date is July 7, 2008

TROPICANA ENTERTAINMENT, LLC
CONSOLIDATED BALANCE SHEET

(in thousands)	As of December 31,
	2007	2006
	(Successor)	(Predecessor)
Current Assets:
Cash and cash equivalents	$48,729	$33,023
Restricted cash	34,575	—
Accounts receivable, net of allowance for doubtful accounts	8,267	3,958
Amounts due from related parties, non-guarantors	1,024	2,293
Amounts due from discontinued casinos	—	3,635
Inventories	3,144	1,596
Income tax receivable	13,094	—
Prepaid expenses and other assets	8,990	5,217
Assets held for sale, including cash and cash equivalents of $39,519	71,670	—
Assets of casinos to be transferred, including cash and cash equivalents of $1,185	—	9,805

Total current assets	189,493	59,527
Property and equipment, net	1,252,516	226,238
Deposits and costs for pending acquisitions	—	1,310,026
Goodwill, net of impairment charge of $71,975 in 2007	16,802	16,802
Intangible assets, net of impairment and amortization	70,403	51,450
Other assets, net	74,682	27,670
Deferred tax asset	34,115	—
Assets held for sale	1,136,417	—
Assets of casinos to be transferred	—	42,378

Total assets	$2,774,428	$1,734,091

Current Liabilities:
Accounts payable	$21,727	$14,749
Amounts due to related parties	35,701	9,651
Amounts payable to discontinued casinos	—	2,325
Accrued expenses and other liabilities	86,490	18,198
Liabilities of operations held for sale	109,219	—
Liabilities related to casinos to be transferred	—	6,912
Notes payable to affiliate guarantors	12,000	—
Current portion, long-term debt	2,711,239	2,295

Total current liabilities	2,976,376	54,130
Long-term debt	105	1,153,680
Related party note payable	—	369,083
Other long-term liabilities	6,894	237
Deferred tax liabilities	236,642	—
Liabilities related to casinos to be transferred	—	177

Total liabilities	3,220,017	1,577,307
Minority interest in consolidated subsidiaries	11,983	9,853
Member’s Equity
Common stock	—	1
Paid in capital	—	76,280
Retained earnings	—	70,650
Member’s equity (deficit)	(457,572)	—

Total member’s equity (deficit)	(457,572)	146,931

Total liabilities and member’s equity (deficit)	$2,774,428	$1,734,091

The accompanying notes are an integral part of the consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	For the year ending December 31,
	2007	2006	2005
	(Successor)	(Predecessor)	(Predecessor)
Operating Revenue:
Casino	$347,218	$239,490	$150,040
Rooms	109,712	39,731	28,381
Food and beverage	85,301	41,983	30,032
Other casino and hotel	45,738	13,232	8,373

Total operating revenues	587,969	334,436	216,826
Less promotional allowances	(75,486)	(45,573)	(30,184)

Net operating revenue	512,483	288,863	186,642
Operating Expenses:
Casino	57,162	40,482	27,658
Rooms	53,581	17,647	12,830
Food and beverage	78,321	34,579	25,962
Other casino and hotel	20,210	4,141	1,516
Utilities	19,679	10,074	7,008
Marketing, advertising and casino promotions	30,925	15,513	9,654
Repairs and maintenance	12,540	8,322	5,794
Insurance	6,887	2,908	2,211
Property and local taxes	6,803	3,824	1,958
Gaming taxes and licenses	46,829	39,869	18,788
Casino and hotel administrative and general	31,318	16,184	10,014
Corporate overhead	13,825	5,350	3,585
Leased land and facilities	11,610	10,771	7,559
Loss on disposal of assets	358	2,588	2,742
Impairment charges for goodwill	71,975	—	—
Impairment charges for intangibles	203,710	—	—
Depreciation and amortization	47,587	18,033	9,646

Total operating expenses	713,320	230,285	146,925

Income (loss) from operations	(200,837)	58,578	39,717
Other Income (Expense):
Interest income	9,427	8,918	482
Interest expense	(302,103)	(35,563)	(5,993)
Loss from early extinguishment of debt	(2,799)	—	—

Total other expense	(295,475)	(26,645)	(5,511)

Income (loss) before income taxes and minority interest	(496,312)	31,933	34,206
Income tax benefit, net	85,602	—	—
Minority interest in net income of consolidated subsidiaries	(2,933)	(3,224)	(3,433)

Income (loss) from continuing operations	(413,643)	28,709	30,773
Loss from discontinued operations, assets held for sale	(610,642)	—	—
Income (loss) from discontinued operations, casinos to be transferred	—	4,705	(8,929)

Net income (loss)	$(1,024,285)	$33,414	$21,844

The accompanying notes are an integral part of the consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(in thousands)	Common	Paid in	Retained	Member’s
	Stock	Capital	Earnings	Equity	Total
Predecessor:
Balance at January 1, 2005	$1	$41,280	$30,292	$—	$71,573
Contributions from stockholder in 2005	—	35,000	—	—	35,000
Distribution to stockholder in 2005	—	—	(8,400)	—	(8,400)
Net income for the year 2005	—	—	21,844	—	21,844

Balance at December 31, 2005	$1	$76,280	$43,736	$—	$120,017
Distribution to stockholder in 2006	—	—	(6,500)	—	(6,500)
Net income for the year 2006	—	—	33,414	—	33,414

Balance at December 31, 2006	$1	$76,280	$70,650	$—	$146,931
Successor:
Predecessor to Successor adjustment	(1)	(76,280)	(70,650)	36,996	(109,935)
Cash contribution from stockholder in 2007	—	—	—	144,000	144,000
Contribution by Parent	—	—	—	423,717	423,717
Assets distributed to Parent	—	—	—	(38,000)	(38,000)
Net Loss	—	—	—	(1,024,285)	(1,024,285)

Balance of deficit at December 31, 2007	$—	$—	$—	$(457,572)	$(457,572)

The accompanying notes are an integral part of the consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	As of December 31,
	2007	2006	2005
	(Successor)	(Predecessor)	(Predecessor)
Cash Flows from Operating Activities:
Net income (loss)	$(1,024,285)	$33,414	$21,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,947	18,978	10,724
Amortization of financing costs	25,968	325	604
Amortization of deferred rent	(2,436)	(37)	38
Impairment charges — continuing operations	275,685	—	—
Impairment charges — discontinued operations	769,362	—	—
Deferred income taxes, net of acquisition	(129,979)	—	—
Increase (decrease) in deferred compensation	5,563	—	—
Non-cash portion of casualty income — hurricane	—	7,721	2,201
Insurance proceeds for property and equipment	—	(13,626)	—
Change in fair value of interest rate swap	39,518	—	—
Non-cash portion of early extinguishment of debt	2,799	—	—
Increase in accrued interest on related party note payable	—	18,931	—
Write off of property and equipment	364	4,207	821
Write off of deposits and other costs, canceled acquisition	—	4,000	2,014
Minority interest in net income of consolidated subsidiary	2,933	3,224	3,433
Changes in current assets and current liabilities, net of effects from purchase of hotels and casinos:
Accounts receivable	(21,723)	(978)	(2,951)
Inventories, prepaids and other assets	156,275	(4,011)	65
Intercompany liability	164	—	—
Income taxes, net	(12,602)	—	—
Accounts payable, accrued expenses and other liabilities	(99,771)	4,648	7,740

Net cash provided by operating activities	87,782	76,796	46,533

Cash Flows from Investing Activities:
Additions to property and equipment, net	(72,794)	(63,781)	(24,213)
Insurance proceeds for property and equipment	—	13,626	—
Aztar acquisition, net of cash acquired	(2,190,509)	—	(203,956)
Deposits and costs related to acquisition	1,276,592	(1,310,896)	(833)
Other changes, net	(90)	(77)	(231)

Net cash used in investing activities	(986,800)	(1,361,128)	(229,233)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,980,895	960,000	200,000
Payments on long-term debt	(1,088,446)	(3,525)	(20,450)
Capital lease options	105	—	—
Deposits into and accretion for restricted cash	(34,575)	—	—
Payment of financing costs	(76,022)	(21,093)	(6,274)
Advances from related parties	27,319	3,129	494
Advances from affiliate guarantors	12,000	—	—
Proceeds from related party note payable	—	350,152	—
Contributions by member	144,000	—	35,000
Distribution to stockholder	—	(6,500)	(8,400)
Cash retained by predecessor	(11,415)	—	—
Distribution to minority interest holders	(803)	(6,407)	(2,076)

Net cash provided by financing activities	953,058	1,275,756	198,294

Net increase (decrease) in cash and cash equivalents	54,040	(8,576)	15,594
Cash and cash equivalents (including cash and cash equivalent of discontinued operations and casinos to be transferred), beginning of period	34,207	42,783	27,189

Cash and cash equivalents (including cash and cash equivalent of discontinued operations and casinos to be transferred), end of period	$88,247	$34,207	$42,783

Supplemental cash flow information: Cash paid for interest	$209,001	$13,747	$5,440

The accompanying notes are an integral part of the consolidated financial statements.

TROPICANA ENTERTAINMENT, LLC
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
1. ORGANIZATION
General— Tropicana Entertainment, LLC (the “Company” or “TE”), (formerly known as Wimar OpCo, LLC) is a gaming and entertainment provider in the United States. On January 3, 2007, the Company acquired all of the outstanding equity of Aztar Corporation (“Aztar”) (Note 4). Concurrent with that acquisition, Tropicana Casinos and Resorts, Inc. (“TCR”) (formerly known as Wimar Tahoe Corporation), the Company’s ultimate parent, contributed substantially all of its gaming properties to the Company. As a result of these transactions, the Company now owns nine casino properties in seven gaming markets, including Las Vegas, Laughlin and South Lake Tahoe, Nevada; Evansville, Indiana (discontinued operation held for sale at December 31, 2007); Atlantic City, New Jersey (discontinued operation held for sale at December 31, 2007); Baton Rouge, Louisiana; and Greenville, Mississippi.
The accompanying consolidated financial statements include the Company, its direct subsidiaries and CP Laughlin Realty, LLC (“Realty”), a variable interest entity of which the Company is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Realty is an affiliate of the Company due to control of Realty’s parent entity by the controlling shareholder of TCR. The carrying amount of the assets of Realty at December 31, 2007 was approximately $29.0 million.
On May 5, 2008, TE, Tropicana Entertainment Holdings, LLC (“TEH”), Tropicana Entertainment Intermediate Holdings, LLC (“TEIH”), JMBS Casino, LLC (“JMBS Casino”), Columbia Properties Vicksburg, LLC (“CP Vicksburg”), Realty, and certain of the Company’s subsidiaries (collectively, the “Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) (Lead Case No. 08-10856) (collectively, the “Chapter 11 Cases”). TEH, TEIH, JMBS Casino and CP Vicksburg are either parents or affiliates of the Company and are not included in these financial statements. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court.
On May 6, 2008, the Company received approval from the Bankruptcy Court of its “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, the Company received approval to continue wage and salary payments and other benefits to employees; to continue to honor customer programs as well as certain related prepetition customer obligations; and to pay certain prepetition trade claims held by critical vendors. The Company will continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.
Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of the Company’s members’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.
At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.
On December 12, 2007, the New Jersey Casino Control Commission (the “CCC”) denied TE a permanent license to operate our newly acquired Tropicana Casino Resort Atlantic City (“Atlantic City Casino”), and assumed control over this property. TE entered into an agreement of sale for the Casino Aztar, in Evansville, IN, on March 31, 2008, with Eldorado Resorts, LLC. Until this sale is closed and approved by the Indiana Gaming Commission, Casino Aztar will be controlled by an attorney-in-fact acting in a trustee capacity under a power of attorney agreement with the Indiana Gaming Commission.

The Tropicana Casino Resort Atlantic City and the Casino Aztar Evansville are shown in the accompanying balance sheet as held for sale as of December 31, 2007 and are shown in the statement of operations as discontinued operations.
The direct subsidiaries and operations of the Company include the following:
•	Aztar Corporation (“Aztar”), which owns and operates the Casino Aztar Evansville (“Evansville Casino”) (discontinued operation held for sale at December 31, 2007), the Tropicana Casino Resort (“Atlantic City Casino”) (discontinued operation held for sale at December 31, 2007), the Tropicana Express in Laughlin, Nevada (“Tropicana Express”), and the Tropicana Hotel & Casino in Las Vegas, Nevada (“Tropicana LV”),
•	Tropicana Finance Corporation (“Finance”), co-issuer of the Senior Subordinated Notes (the “Notes”) (see Note 8),
•	Columbia Properties Laughlin, LLC (“Laughlin”), which operates the River Palms Hotel and Casino (“River Palms”) and owns the gaming assets related to this operation. Realty owns the non-gaming assets related to this operation,
•	79% ownership interest (83.9375% economic interest) in Greenville Riverboat, LLC (“Greenville”), which owns and operates the Lighthouse Point Casino,
•	Tahoe Horizon, LLC (“Horizon LLC”), which owns and operates the Lake Tahoe Horizon Casino & Resort located in Lake Tahoe, Nevada,
•	Columbia Properties Tahoe, LLC (“MontBleu”), which owns and operates the MontBleu Casino Resort located in Lake Tahoe, Nevada,
•	CP Baton Rouge Casino, LLC (“Baton Rouge”) and its subsidiaries, which own and operate the Belle of Baton Rouge and the Sheraton Baton Rouge, and
•	St. Louis Riverboat Entertainment, Inc, (“SLRE”) which owns the vessel used by Greenville in the Lighthouse Point Casino operation.
The accompanying consolidated balance sheet as of December 31, 2006 and statement of operations for the years ended December 31, 2006 and 2005, include our predecessor, TCR, its direct subsidiaries and Realty. The direct subsidiaries of TCR as of December 31, 2006 and for the years ended December 31, 2006 and 2005 included all of the direct subsidiaries of TE as noted above (with the exception of the Aztar subsidiaries acquired in January 2007) as well as the following subsidiaries which were not contributed to TE:
▪	Belle of Orleans, LLC (“Orleans”), which owns and operates a riverboat casino in Amelia, Louisiana (formerly in New Orleans, Louisiana),
▪	LV Casino, LLC, which operates the Casuarina Casino Las Vegas (“Casuarina”) in space it leases in the Westin Casuarina Las Vegas Hotel & Spa from CP Las Vegas, LLC, an affiliated company.
▪	Tropicana Pennsylvania, LLC (“Trop PA”), which was acquired on December 12, 2006 from Aztar, and owns land in Allentown, Pennsylvania.
Because the two casino operations (Orleans and Las Vegas) and Trop PA were not contributed to TE, the assets, liabilities and results of their operations have been presented as assets and liabilities of casinos to be transferred in the accompanying consolidated balance sheet as of December 31, 2006 and as discontinued operations, casinos to be transferred in the accompanying consolidated statements of operations for the periods ended December 31, 2006 and 2005. In addition, as stated above, the Atlantic City Casino and the Evansville Casino are presented as assets and liabilities of operations held for sale in the accompanying consolidated balance sheet as of December 31, 2007 and as discontinued operations, assets held for sale in the accompanying consolidated Statement of Operation for the year ended December 31, 2007. Cash flows of the discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the periods ended December 31, 2007, 2006 and 2005.
As the net assets of the casinos that were transferred were not being sold by TCR (except for Trop PA), neither TCR nor TE received any cash proceeds and no gain or loss was recognized upon the retention of these operations by TCR in 2007. Except where specifically described as relating to Orleans, Las Vegas, Trop PA, Atlantic City Casino, Evansville Casino or discontinued operations, the amounts disclosed in the notes to the consolidated financial statements relative to the years ending December 31, 2007, 2006 and 2005 relate to the direct subsidiaries and operations of TE for 2007 and of TCR which were contributed to TE for 2006 and 2005.

2. LIQUIDITY AND CAPITAL RESOURCES
On December 12, 2007, the New Jersey Casino Control Commission (the NJ Commission) denied TE a permanent license to operate the Atlantic City Casino and declared operative a Trust agreement entered into prior to the Aztar Acquisition which placed Justice Gary S. Stein, as Trustee under this Trust, in control of the Atlantic City Casino. This license denial caused a default under the Senior Credit Facility. However, effective December 12, 2007, TE entered into a Forbearance Agreement with the Senior Credit Facility lenders (the “Senior Forbearance Agreement”) under which the Senior Credit Facility lenders agreed to, among other things described more fully in Note 8, forbear for up to one year from taking any enforcement action under the Senior Credit Facility in respect of any event of default arising from the gaming license denial if TE complied with various conditions described in more detail in Note 8.
On January 28, 2007, certain holders of TE’s Senior Subordinated Notes (the “Notes”) attempted to declare a default under the Indenture due to the transfer of title to certain of the assets of the Atlantic City Casino to a conservator by the NJ Commission in connection with the gaming license denial. A Delaware court later determined that this transfer of title was in fact a default under the Indenture if it was not cured in sixty days from the effective date of notice of default, which was given on February 20, 2008. Effective April 15, 2008, TE entered into a Forbearance Agreement with a majority of the holders of the Notes (the “Majority Noteholders”) and the successor Trustee under the Indenture (the “Indenture Forbearance Agreement”) under which the Majority Noteholders and the Trustee agreed to forbear accelerating repayment of the Notes on April 20, 2008 in order to enable the parties to explore consensual restructuring of the obligations owing under the Indenture.
On March 31, 2008, Aztar Riverboat Holding Company, LLC (“Aztar Riverboat”), an indirect, wholly-owned subsidiary of TE which holds the Evansville Casino, entered into an agreement with Indiana Resorts, LLC and Eldorado Resorts, LLC (collectively “Eldorado Buyers”) to sell the Evansville Casino as described in Note 10. The sale is contingent upon the buyer obtaining gaming license approvals. Also, on March 31, 2008, TE and the Indiana Gaming Commission entered into a Power of Attorney agreement pursuant to the terms of which Robert T. Dingman was appointed to serve in a Trustee capacity with respect to the operation of the Evansville Casino until the sale with the Eldorado Buyers is completed.
On April 2, 2008, TE, certain of its direct subsidiaries and certain affiliated entities (the “Tropicana Parties”) entered into a settlement agreement with Park Cattle Co. (“Park Cattle”) in connection with a lawsuit alleging defaults under the ground lease agreement for the Tahoe Horizon Resort in Lake Tahoe, NV. Although the monetary settlement amounts provided for in the settlement are not owed by TE and its subsidiaries, under certain condition TE and its subsidiaries can become liable if payments are not made by the paying parties to the settlement or if certain other conditions in the settlement, which is described in the next two paragraphs, occur.
Under the terms of the Settlement Stipulation, the certain affiliates of the Company (the “Unrestricted Affiliates”) agreed to make cash payments totaling $165 million (the “Settlement Payments”) to Park Cattle over the next three years, the first of which was made on April 2, 2008 in the amount of $40 million. The Unrestricted Affiliates are solely responsible for making such cash payments under the Settlement Stipulation, which means that none of TE, Tahoe Horizon LLC or MontBleu has any direct financial obligation for the Settlement Payments unless certain defaults occur under the Settlement Stipulation prior to the payment in full of the Settlement Payments, as further described below.
Pursuant to the terms of the Settlement Stipulation, the Tropicana Parties agreed to dismiss their claims against Park Cattle. In turn, Park Cattle agreed to dismiss its claims against the Tropicana Parties, provided that the Unrestricted Affiliates make timely settlement payments in accordance with the terms of the Settlement Stipulation and the Tropicana Parties comply with certain ongoing covenants specified in the Settlement Stipulation. Such covenants include, among other things, making timely rent payments under the leases, complying with certain protections for the benefit of Park Cattle in any bankruptcy cases of any of the Tropicana Parties, providing Park Cattle with quarterly and annual financial statements, maintaining permits, licenses and other authorizations applicable to the Tahoe Horizon Resort and MontBleu properties and performing certain repairs at the Tahoe Horizon Resort and MontBleu properties. If the Tropicana Parties fail to comply with the terms of the Settlement Stipulation prior to the payment in full of the Settlement Payments, Park Cattle generally has the right to seek certain remedies, including having a liquidated judgment in the amount of $290 million (as reduced by any Settlement Payments previously made to Park Cattle that are not determined to be preferences if a bankruptcy case of the payor was filed) (the “Liquidated Amount”) entered against the Tropicana Parties in the Nevada state court. In the event of the commencement of bankruptcy cases by or against any of Tropicana Parties, Park Cattle is entitled to file contingent proofs of claim in the Liquidated Amount, which become fixed claims in the amount of $150 million or $175 million upon the occurrence of certain events of default under the Settlement Stipulation, and in the Liquidated Amount upon the occurrence of certain other events of default under the Settlement Stipulation.

On April 21, 2008, the lenders under the Las Vegas Term Loan sent a notice of default to the Company for failure to timely deliver audited financial statements, make excess cash flow principal payments (if any were required) and failure to notify the lenders of defaults under other credit agreements. On May 2, 2008, these lenders delivered another notice of default for failure to pay interest due on April 30, 2008 and failure to notify the lenders of further events of default under other credit agreements.
On May 5, 2008, as discussed above, the Company, certain of the Company’s subsidiaries and certain affiliated entities (collectively, the “Debtors”), filed voluntary petitions in Bankruptcy Court seeking reorganization relief under the provisions of the Bankruptcy Code. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Under the priority scheme established by the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before our equity security holder is entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or our equity security holder, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company’s equity security holder and notwithstanding the fact that such equity security holder does not receive or retain any property on account of his equity interests under the plan.
On May 5, 2008, TE and its debtor affiliates entered into a $67 million DIP (“Debtor in Possession”) Credit Facility, as amended by Amendment No. 1 to the DIP Credit Facility, dated as of May 30, 2008, with Silver Point as the administrative agent and collateral agent for a syndicate of lenders (including Silver Point). The DIP Credit Facility consists of a delayed draw term loan facility that may be borrowed by the Borrower at any time and from time to time. Once repaid, however, amounts may not be reborrowed. As of June 27 2008, $20 million was outstanding under the DIP Credit Facility.
For the duration of the Chapter 11 Cases, the Company’s business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect relationships with customers, suppliers, and employees which, in turn, could adversely affect the going concern value of the Company’s business and of assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on the Company’s business or various creditors, or when the Company will emerge from bankruptcy. The Company’s future results depend upon successfully implementing, on a timely basis, a plan of reorganization.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
Principles of Consolidation — The accompanying consolidated financial statements of the Company as of and for the years ended December 31, 2007 include Laughlin, Greenville, Tahoe Horizon LLC, MontBleu, Baton Rouge, SLRE, Finance, Realty and Aztar. The accompanying consolidated financial statements as of December 31, 2006 and 2005 include Laughlin, Greenville, Tahoe Horizon LLC, MontBleu (acquired June 2005), Baton Rouge (acquired October 2005), SLRE, Orleans (acquired June 2005), Casuarina, Trop PA (subsequent to its purchase on December 12, 2006), and Realty. All intercompany balances and transactions have been eliminated in consolidation. Minority interest in the consolidated financial statements represents the minority equity ownership of Greenville and the non-controlling equity ownership of Realty. The minority interest of Greenville is allocated in accordance with the terms of the LLC agreement which is based upon an assumed liquidation of Greenville as of the end of the reporting periods. The non-controlling equity ownership of Realty is allocated 100% of the earnings of Realty.
The Company evaluates its operations under three reporting segments consisting of the Nevada Segment, the Mississippi River Basin Segment, and the Las Vegas Segment.

For purposes of the following notes to the consolidated financial statements, amounts presented as of and for the years ended December 31, 2007 relate to the consolidated financial statements of the Company and amounts presented as of and for the years ended December 31, 2006 and 2005 relate to the consolidated financial statements of TCR (predecessor). These consolidated financial statements do not include the operations of the Aztar properties for the periods January 1 — January 3, 2007. Unless otherwise noted, the consolidated entity is referenced as the “Company” for comparative purposes.
Cash and Cash Equivalents — Cash and cash equivalents include cash, certificates of deposit, money market funds and other highly liquid investments with maturities at date of purchase of three months or less.
Restricted Cash — On the closing date of the Aztar acquisition, January 3, 2007, the Company was required to deposit in an escrow account cash in an amount sufficient to pay all scheduled interest payments on the Las Vegas Term Loan for a one-year period. In the event the Company is unable to fund interest payments related to the Las Vegas Term Loan from operations, restricted cash held in escrow is available to supplement interest payments. The restricted cash would also become available upon the liquidation of the Las Vegas Term Loan. It is classified as a current asset, consistent with the current maturity of the Las Vegas Term Loan.
Accounts Receivable — Accounts receivable, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Allowance for doubtful accounts was approximately $1.0 million, $0.5 million and $0.5 million as of December 31, 2007, 2006 and 2005, respectively.
Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the property and equipment on the straight-line method. Estimated useful lives for property and equipment in service range from 10 to 39 years for building and building components and 5 to 10 years for equipment. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset.
Routine maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts, and the resulting gain or loss is included in operations.
Management reviews casino and hotel assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets pertain, plus the assets’ residual value to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then the hotel and casino assets are written down to fair value. During 2007, due to the Park Cattle settlement agreement discussed in Note 2 that will cause the termination of the Tahoe Horizon Resort ground lease, impairment charges totaling $20.8 million were recorded to write down the carrying value of fixed assets to their estimated value.
Goodwill and Intangible Assets — Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Goodwill is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Intangible assets represent assets, other than goodwill or financial assets, which are not tangible. Per SFAS No. 142, an intangible asset with a definite life is amortized over its useful life. An intangible asset’s useful life is defined as the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon an estimate of future cash flows from related operations
Also, per SFAS No. 142, an intangible asset with an indefinite life is not amortized. An intangible asset that is not subject to amortization is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
When testing goodwill and intangible assets with indefinite lives for impairment, the Company uses the income approach, which includes an analysis of the market, cash flow, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing hotel/casino and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the impairment test included EBITDA projections, working capital requirements, the discount rate and, in the case of casino held for sale, the projected net sale proceeds.

Management periodically assesses the amortization period of intangible assets with definite lives based upon an estimate of future cash flows from related operations.
As explained in Note 6, goodwill and other intangibles were subject to impairment write downs due to the Atlantic City Casino gaming license denial and the related pending sale of the casino, the agreement to sell the Evansville Casino to The Eldorado Buyers, and the lower operating results of the Tropicana Express Casino.
Deferred Charges and Other Assets — The Company entered into a License Agreement with The Sheraton Corporation (Licensor) in connection with its hotel operations in Baton Rouge, LA. The agreement provides for the Company’s use of the Licensor’s name, reservation system, operating methods, training and sales and marketing programs. The Company pays the Licensor various fees, some of which are based on sales volume. The agreement expires in 2025. The initial fees paid by the Company to the Licensor were capitalized and are amortized on a straight-line basis from the effective date of the license agreement.
Costs incurred in connection with the issuance of debt obligations are capitalized and amortized over the terms of the related debt obligations as interest expense. Costs incurred were $76.0 million, $21.1 million and $6.3 million in 2007, 2006 and 2005, respectively.
Revenue Recognition and Promotional Allowances — The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Rooms, food and beverage and other casino and hotel revenues are recognized as earned, which is at the time the goods or services are provided. The retail value of accommodations, food and beverage, and other services provided to customers without charge are included in operating revenue and then charged to promotional allowances. Promotional allowances also include “cash back” awards (cash coupons, rebates or refunds) which totaled $23.7 million, $20.7 million and $10.0 million in 2007, 2006 and 2005, respectively.
Taxes Collected from Customers and Remitted to Governmental Authorities — The Company collects various taxes for government authorities in the normal course of our business. Our revenues are reported net of any taxes collected.
Customer Loyalty Program — The Company provides certain customer loyalty programs at its casinos, which reward customers for gaming play. Under the programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the individual casino programs, for cash, goods and services. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as they are earned. This cost is recorded as promotional allowances. For points that may be redeemed for goods or services, the Company estimates the cost and accrues for this expense as the points are earned from gaming play and are recorded as casino expense. The estimated cost is based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points will be redeemed.
Advertising Costs - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which varies from one to six months. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 31, 2007 and 2006. Advertising costs that were expensed during the years December 31, 2007, 2006 and 2005 were $8.8 million, $10.0 million and $6.2 million respectively.
Retirement Plans — The Company participates in defined contribution pension plans sponsored by Columbia Sussex Corporation (“CSC”), a company controlled by TCR’s sole stockholder and Aztar, which both operate under the provisions of Internal Revenue Code Section 401(k). All employees who meet certain eligibility requirements are eligible to participate in these plans based on which facilities they work at. The Company’s contributions are based on the level of employee contributions and are funded annually for the CSC plan and weekly for the Aztar plan. The Company’s contributions amounted to approximately $469,000, $140,000 and $97,000 in 2007, 2006 and 2005, respectively. Effective January 1, 2008 the Aztar plan merged with the CSC plan.
Collective Bargaining Agreements— Approximately 55% of our continuing operations’ employees are represented by bargaining agreements, and approximately 30% are represented by bargaining agreements that will expire by December 31, 2008.
Self Insurance — The Company is self insured for general liability and workers’ compensation claims up to $1.0 million per occurrence. The Company has recorded a liability for estimated claims within this retention level of approximately $9.2 million and $3.3 million at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments — The fair value of current assets and liabilities approximates their reported carrying amounts. The fair value of variable rate debt approximates its reported carrying amount, due to variable rate nature of this debt.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. The Company maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $51.5 million and $1.0 billion at December 31, 2007 and 2006, respectively.
Inventories — Inventory consists mainly of administrative supplies, foods and beverages. They are recorded at cost and expensed as used on a FIFO basis. No other costs are allocated to inventories.
Derivative Instruments — The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in interest rates. The Company has entered into interest rate swap agreements to effectively fix the interest rates on a portion of its variable rate borrowings. In using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to counterparty credit risk.
All derivatives are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. Currently, the Company has not designated any of its existing interest rate swap agreements as hedges and therefore, recognizes changes in the fair value of the derivatives in the statement of income as a component of interest expense. The fair value of the swap agreements as of December 31, 2007 are a liability of $39.5 million and the effect of the swap agreements on interest expense was an increase of $39.5 million during the year ended December 31, 2007.
Income Taxes — TE and TCR are pass through entities for federal and state income tax purposes as of December 31, 2007 and 2006. As pass through entities, the tax attributes of TE and TCR will pass through to their owners, who will then owe any related income taxes. Aztar, acquired January 3, 2007, and its direct subsidiaries were registered as C-corporations for federal and state income tax purposes. As C-corporations, TE accounted for the provision of income taxes of the Aztar entities in accordance with the accrual methodology under FAS 109, Accounting for Income Taxes. Effective May 15, 2007, TE had elected to treat Aztar and its direct subsidiaries as Qualified Chapter S Subsidiaries (“QSSS”) for Federal income tax purposes which election was later rescinded on December 28, 2007. The deferred federal income tax assets and liabilities recorded in prior years in accordance with FAS 109 were written off and credited to income as of May 15, 2007 but were restored in the fourth quarter of 2007 with the rescission of the QSSS election. This tax benefit recognized during the 2nd Quarter of 2007 which was reversed during the 4th Quarter amounted to $399.1 million.
As such, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not cause a change in the liability for unrecognized tax benefits for periods prior to its adoption. The amount of unrecognized tax benefits as of December 31, 2007 is $5.6 million, including any applicable interest and penalties. TE has a federal income tax receivable of $13.1 million and deferred tax assets of $34.1 million and deferred tax liabilities of $236.6 at December 31, 2007. The net income tax benefit for the year ending December 31, 2007 is $85.6 million.

Contingencies — In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of casinos; (ii) leases of real estate; (iii) franchise license agreements; and (iv) certain lending agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements; (ii) landlords in lease contracts; (iii) franchisors or licensors of hotel brands; and (iv) lenders under financing transactions. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees, however, most purchase and sale agreements have stated maximum liabilities. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords and franchisors against third party claims for the use of real estate property leased or the brands licensed by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
Recently Issued Accounting and Reporting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal year 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of SFAS No. 157 on its Consolidated Financial Statements and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company many elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption of SFAS 159 may have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (SFAS No. 161), that expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its Consolidated Financial Statements and results of operations.

4. ACQUISITIONS
On January 3, 2007, the Company acquired all the outstanding capital stock of Aztar from its stockholders. Aztar owned and operated five casinos in five domestic gaming markets, including: Atlantic City, New Jersey and Las Vegas, Nevada under the Tropicana trade name along with, Laughlin, Nevada under the Ramada Express trade name (subsequently changed to Tropicana Express), Evansville, Indiana, and Caruthersville, Missouri under the Aztar trade name. The acquisition further expanded the Company’s casino and gaming market share and positioned the Company to be a leading domestic casino operator (based on total operating revenue). As a result of the acquisition, Aztar became a wholly owned subsidiary of the Company. The Caruthersville, Missouri operation was not retained by the Company, and was simultaneously transferred at the closing to TCR. This distribution to TCR was recorded by the Company at $38.0 million, the estimated fair value of the operation at the time of the transfer on January 3, 2007.
The initial purchase price for 100% of the outstanding capital stock of Aztar was $2.1 billion. Additionally, acquisition related closing expenses with other purchase considerations amounted to approximately $200 million were incurred. The total purchase price of $2.3 billion was paid in cash at closing. The acquisition was financed through a combination of $960.0 million aggregate principal 9 5/8% Notes and $2.0 billion Senior Secured Credit Facilities (see Note 8), capital contributions from TCR (the Company’s parent), and cash on hand. Proceeds in excess of the total Aztar purchase price paid were used by the Company to liquidate existing indebtedness of Aztar and to satisfy other commitments of the Company and its affiliates.
The initial purchase price for the Aztar acquisition was allocated as follows:

(in thousands)
Cash and cash equivalents	$131,255
Current assets	72,944
Fixed assets	1,867,500
Investments	25,129
Intangible assets	551,600
Goodwill	775,519
Deferred tax assets	33,440
Other assets	79,576
Accrued expenses	(37,205)
Long-term debt	(702,710)
Deferred tax liabilities	(397,273)
Other liabilities	(78,010)

Net Assets Acquired	$2,321,764

The above purchase price allocation is based on an analysis of the fair values of the assets acquired and liabilities assumed. The intangible assets acquired, recognized at their fair values as determined by management, consist of customer loyalty programs of $120.8 million and gaming licenses of $234.1 million at the various properties acquired and the Tropicana and Aztar trade names, $194.0 million and $2.7 million, respectively. The fair values assigned to these intangible assets were based on an independent appraisal. The loyalty programs and Aztar trade name are being amortized over a twelve year and 1.5 year periods, respectively, on an accelerated basis, which represents the estimated remaining life of the assets. The gaming licenses and the Tropicana trade name were determined to have indefinite lives and therefore, will not be amortized and are subject to an annual impairment analysis as more fully explained in Note 3, the goodwill, intangible assets and fixed assets acquired were subject to impairment charges during 2007.
In connection with the acquisition, the Company entered into severance agreements with certain executives and other former employees of Aztar. The Company recognized the estimated fair value of the severance agreements as part of the purchase price allocation on January 3, 2007. The severance liability recognized was completely paid-out immediately following consummation of the acquisition and resulted in disbursements of $16.9 million.
Effective at the time of the acquisition, Aztar Missouri Riverboat Gaming Company, LLC, (Caruthersville, MO property) was distributed to TCR, became no longer a subsidiary of the Company and is not a guarantor of the Notes. TCR subsequently sold its membership interest in Aztar Missouri Riverboat Gaming Company, LLC for approximately $45.0 million during June 2007.

On April 20, 2006, an affiliate of the Company entered into an agreement to acquire Casino Queen, which owns and operates a riverboat casino in East St. Louis, IL. In connection with this acquisition, a portion of the proceeds from the new Senior Credit Facility were deposited into a segregated account. The acquisition agreement was terminated in March 2007 and therefore, $167.9 million was repaid to the lender, in accordance with the terms of the Senior Credit Facility (See Note 8).
Unaudited Pro Forma Information—Pro forma results of operations for the year ended December 31, 2006 are presented, as if the acquisition of Aztar had occurred as of January 1, 2006. As the acquisition was completed on January 3, 2007, the statement of income for the period ended December 31, 2007, include substantially all of the operations of the acquired entities. These pro forma results may not be indicative of the actual results that would have occurred under the Company’s ownership and management. For the year ended December 31, 2006, net operating revenues would have approximated $1.2 billion, and net loss would have approximated $6.4 million.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	2007	2006
	(Successor)	(Predecessor)
Buildings and improvements	$460,707	$168,192
Furniture, fixtures and equipment	114,191	77,014
Riverboats and barges	28,332	29,635

	603,230	274,841
Accumulated depreciation	(109,724)	(73,649)
Construction in progress	35,220	6,250
Land	723,790	18,796

Property and equipment, net	$1,252,516	$226,238

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill increased $775.5 million due to the Aztar acquisition on January 3, 2007 but was adjusted during 2007 as described below. The Company evaluates the fair value of recorded goodwill on an annual basis, or more frequently if indicators of impairment exist. Due to the NJ Commission’s denial of the gaming license for the Atlantic City Casino and the required sale of the casino, the pending sale of the Evansville Casino to Eldorado, reduced value of the Tropicana trade name because of the required sale of the Atlantic City Casino and the delay in the redevelopment of the Las Vegas Casino, and the lower than expected operating results at the Tropicana Express in Laughlin, Nevada, certain impairment charges were recorded during 2007. Also the goodwill and intangible assets related to the Atlantic City Casino and the Evansville Casino are included in assets held for sale due to the pending sale of these operations. As of December 31, 2007, the Company recorded an impairment charge of $641.2 million and $128.1 million to goodwill and gaming licenses respectively, related to discontinued operations, and $72.0 million and $203.7 million to goodwill and trade name, respectively, related to continuing operations. As of December 31, 2007 $62.3 million of goodwill was recorded in assets held for sale.
Intangible assets consist of the following:

(in thousands)	December 31, 2007	December 31, 2006
	(Successor)	(Predecessor)
Amortizing intangibles:
Gaming licenses, customer lists, leases and trademarks	$61,024	$51,624
Accumulated amortization	(7,321)	(274)

Total amortizing intangible assets	53,703	51,350
Non-amortizing intangible assets:
Montbleu trade name	100	100
Tropicana trade name	16,600	—

Total intangible assets	$70,403	$51,450

Amortization expense related to intangible assets was $7.0 million and $0.1 million for the years ending December 31, 2007 and 2006, respectively.

The Company’s estimate of amortization expense related to amortizable intangible assets for the next five years ending December 31, 2012 are as follows:

(In thousands)
2008	$939
2009	717
2010	412
2011	342
2012	307
7. LEASE COMMITMENTS
The Rental expense charged to income for fiscal years 2007, 2006 and 2005 was $15.3 million, $15.0 million and $10.2 million, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $82.2 million, for lodging and gaming facilities, under noncancelable operating leases.

(in millions)
2008	$11.2
2009	10.6
2010	10.4
2011	7.6
2012	6.7
2013 and beyond	35.7

8. DEBT
Debt consists of the following:

(in thousands)	December 31, 2007	December 31, 2006
	(Successor)	(Predecessor)
Senior Subordinated Notes, due 2014	$960,000	$960,000
Senior Secured Term Loan, due 2012	1,300,239	—
Senior Secured Las Vegas Term Loan, due 2008	440,000	—
Senior Secured Term Loan Revolver	11,000	—
Credit Facility, Term Loan A, due 2010	—	96,879
Credit Facility, Term Loan B, due 2011	—	98,750
Capital leases and other	105	346

Total debt	2,711,344	1,155,975
Less current portion	(2,711,239)	(2,295)

Total long-term debt	$105	$1,153,680

Senior Subordinated Notes, due 2014 — On December 28, 2006, the Company issued $960.0 million 9 5/8% Notes due December 15, 2014 to partially finance the Aztar acquisition (see Note 4). At the time of issuance, the proceeds from the issuance were held in escrow pending the completion of the acquisition and the Company recognized the associated long-term debt obligation. Interest on the Notes is 9 5/8%, payable semi-annually on June 15 and December 15, commencing June 15, 2007. No principal payments are due until maturity. Under certain circumstances the Notes can be redeemed prior to maturity with various redemption premiums depending on the conditions described in the agreements. The Notes are also guaranteed by certain of the Company’s existing and future subsidiaries as well as by Realty and CP Vicksburg, each of which is an affiliate of the Company but not a direct subsidiary of the Company, and by JMBS Casino, which is an affiliate of TCR’s owner and not a direct subsidiary of the Company. The Notes are not guaranteed by Tropicana Las Vegas (and its entities), and Greenville. However, Greenville is subject to the restrictive covenants of the Notes. The Note agreement restricts the Company’s and the guarantors’ ability to incur or guarantee additional indebtedness, to pay dividends, to sell or transfer assets, to make certain investments, to create or incur certain liens, to enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. The Company agreed to file a registration statement with the SEC with respect to the Notes to allow the Notes to be publicly registered. The Company’s registration statement filed with the SEC in connection with the Notes became effective on October 18, 2007. Upon a change in control of the Company, as defined in the Notes agreement, the holders of each Note has the right to require the Company to repurchase the Notes at 101.0% of the principal amount plus any unpaid interest to the date of purchase.
On January 28, 2008, the Company received a notice of an event of default under the Indenture from the successor Trustee under the Indenture related to the Company’s denial of its gaming license in New Jersey and the pending sales of the Atlantic City Casino and the Evansville Casino. The successor Trustee also filed a lawsuit in Delaware at the same time seeking declaratory relief, injunctive relief and damages against the Company related to the alleged event of default, the pending sales described above, and other matters described in the complaint. It was subsequently determined that the date of the notice of default was February 20, 2008 and that the transfer of title to certain of the assets involved in the Atlantic City Casino operation to a conservator by the NJ Commission in connection with the gaming license denial was an event of default under the Indenture unless cured within 60 days of the date the notice was received, February 20, 2008.
Effective April 15, 2008, TE, Tropicana Finance, Realty, CP Vicksburg, and certain officers of the Company entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with the Majority Noteholders and the successor Trustee under the Indenture. The Indenture Forbearance Agreement was entered into to, among other things, enable the parties thereto to explore a consensual restructuring of the obligations owing under the Indenture.
Pursuant to the terms of the Indenture Forbearance Agreement, the Company and certain of its affiliates agreed to pay $2 million on account, and in full satisfaction, of the successor Trustee’s claim for indemnity under the Indenture through April 15, 2008 and the successor Trustee and the Majority Noteholders agreed to, among other things, forbear from exercising certain rights and remedies in connection with (i) the existing default under the Indenture described above and (ii) certain other specified events. In addition, the parties to the Indenture Forbearance Agreement agreed to perform certain additional covenants, including a covenant to stay and continue, without prejudice, all motions, discovery and other proceedings in their pending litigation in Delaware. The terms of the Indenture Forbearance Agreement will remain in effect until the earliest to occur of (i) May 15, 2008, (ii) the failure of the Company to pay a forbearance fee of up to $3 million by May 1, 2008 and (iii) certain specified termination events on or after April 20, 2008.

The terms and covenants of the Indenture and Indenture Forbearance Agreement have been stayed by the bankruptcy filing on May 5, 2008.
Senior Secured Term Loan, due 2012 — On January 3, 2007, the Company, in connection with the Aztar acquisition described in Note 4, entered into a Senior Secured Credit Facility comprised of a $1.53 billion senior secured term loan (“Term Loan”) and a $180.0 million senior secured revolving credit facility (“Revolver”). Interest on the Term Loan was at either a LIBO Rate Option or an Alternative Rate Option, at the Company’s discretion. The Term Loan matures January, 2012. The borrowings under the Senior Secured Credit Facility are guaranteed by the same guarantors as the Notes; security interests in all of the Company’s and the guarantors’ tangible and intangible assets, including a pledge of all equity interests in the Company and the guarantors; and a guarantee of Columbia Sussex Corporation (“CSC”), an affiliate of the Company, to the extent that the Revolver exceeds $100.0 million. The Senior Secured Credit Facility requires additional mandatory principal payments of excess cash flow, as defined in the agreement. Certain Loan proceeds were initially deposited in a segregated account equal to the then estimated purchase price for the Casino Queen. In accordance with the Loan agreement, $167.9 million was repaid as of March 31, 2007, as the agreement to acquire the Casino Queen was terminated (See Note 4). This payment was applied to the first eight mandatory principal payments, then ratably to the remaining payments. In June and September of 2007, the Company made additional voluntary payments of debt totaling $58.7 million. As described in Note 2, on December12, 2007, the Company was denied its permanent gaming license to operate its Atlantic City Casino by the NJ Commission. This denial of a gaming license was a default under the Credit Facility. On December 21, 2007, the Company entered into a Forbearance Agreement, effective as of December 12, 2007, which waived this event of default and any subsequent events of default that are related to the NJ Commission’s decision for a period of up to one year from the effective date of the agreement and modified various other terms and conditions in the Credit Facility. The Forbearance Agreement with the Credit Facility lenders:
▪	waived this default and any related defaults for a up to a one year period,

▪	increased the interest due under the Credit Facility to the default rate, prime plus 3.25% for the Term Loan and prime plus 3.75% for the Revolver Credit Facility

▪	halved the amount of the Revolver Credit Facility available to $90.0 million from $180.0 million,

▪	suspended compliance with the leverage and coverage financial covenants during the Forbearance Agreement term,

▪	requires that definitive agreements are obtained, to sell the Atlantic City Casino, Evansville Casino and Vicksburg Casino (for aggregated net sale prices equal to at least 90% of the amounts outstanding via the Credit Facility and actual cash value of the interest rate swap), by June 10, 2008,

▪	adds a new minimum EBITDA financial covenant that is to be maintained on a quarterly basis, and

▪	requires that interest is payable monthly.
The Forbearance Agreement will terminate upon the earliest to occur of the one year anniversary of the Forbearance Agreement, the closing on the sale of the Atlantic City Casino or a default under the Forbearance Agreement. Upon termination of the Forbearance Agreement, the leverage and coverage covenants in the original Credit Facility will again become operative. If the sales of the casino properties described above do not result in repayment of all of the amounts outstanding under the Credit Facility, the leverage and coverage covenants under the original Credit Facility will again become operative. The terms and covenants of the Senior Secured Credit Facility, the Revolver and the Forbearance Agreement have been stayed by the bankruptcy filing on May 5, 2008.
Tropicana Entertainment manages market risk arising out of potential fluctuation in interest rates on its and its subsidiaries’ variable rate debt, including debt incurred pursuant to the Senior Credit Facility and the Las Vegas Term Loan, by utilizing derivative financial instruments. Effective as of January 3, 2007, Tropicana Entertainment entered into swap agreements in the amount of $1.0 billion swapping 5.00% fixed rate interest payments for variable 90-day LIBO Rate interest payments. The agreements had fixed payment dates on the last day of each March, June, September and December, which commenced on March 31, 2007, and termination dates of January 3, 2012. These agreements were based on the original interest rate measure of LIBOR prior to the Forbearance Agreement. They had the effect of mitigating fluctuations in interest rates equivalent to $1.0 billion of the indebtedness incurred under the Senior Credit Facility, thereby reducing the extent to which we were exposed to the risk of loss arising from adverse changes in market rates and prices in connection with such facility to the extent that fluctuations in the Prime rate are in conjunction with fluctuations in the LIBO Rate. The filing for bankruptcy protection on May 5, 2008 caused an early termination of our swap agreements. The Las Vegas Swap terminated on May 8, 2008 because of our bankruptcy filing. The quoted market values for these three swaps were claimed as approximating $55.9 million. These swaps terminated as a result of our bankruptcy filing, became due for TE, and accrue a weighted average interest rate approximating the above bank rate plus three percent.

Las Vegas Term Loan, due 2008 — On January 3, 2007, a subsidiary of the Company, which owns the Tropicana Las Vegas operations, entered into a Senior Secured Term Loan (“Las Vegas Term Loan”) for $440.0 million. The Las Vegas Term Loan matures July 2008 and includes options to extend the maturity to July 2009. As explained in Note 2, the lenders of the Las Vegas Term Loan have declared the loan in default. Accordingly, it is classified as current portion, long-term debt in the accompanying consolidated balance sheet. Interest on the Las Vegas Term Loan was due quarterly at either a LIBO Rate option or an Alternative Rate Option and the Las Vegas Term Loan is secured by a security interest in all the assets of the Tropicana Las Vegas operation and a guarantee of the Tropicana Las Vegas entities. The interest rate on the Las Vegas Term Loan as of December 31, 2007 was 7.61%. On the closing date, the Company was required to deposit in an escrow account cash in an amount sufficient to pay all scheduled interest payments in respect of the Las Vegas Term Loan for a one-year period. The amount held in escrow for interest payments on this loan was $34.6 million at December 31, 2007, and is classified as restricted cash in the accompanying consolidated balance sheet and statement of cash flows.
The credit documentation with respect to the Las Vegas Term Loan contains restrictions on the ability of the parties to those financing arrangements to distribute any cash or assets relating to the Tropicana Las Vegas to Tropicana Entertainment. Further, the subsidiaries of Tropicana Entertainment which operate the Tropicana Las Vegas casino are designated as “Unrestricted Parties” under the Indenture and the Senior Credit Facility and, accordingly, are not subject to those restrictive covenants or event of default provisions. As a result, investors should not rely on any of the assets or cash flow relating to the Tropicana Las Vegas, or any other non-guarantor subsidiary, for purposes of making an investment decision with respect to the Notes.
TCR’s obligations included its $200.0 million Credit Facility (“Credit Facility”), which provided for a Term Loan A borrowing of $100.0 million and a Term Loan B borrowing of $100.0 million, which were completely paid off on January 3, 2007. On January 3, 2007, a portion of the financing proceeds used to complete the Aztar acquisition (See Note 4) were transferred to TCR to repay the portion of the TCR credit facility that it retained and related accrued interest.
Other long-term debt consists principally of equipment financing agreements that generally extend for periods up to three years.
9. RELATED PARTY TRANSACTIONS
The Company is related by common ownership to CSC and its various subsidiaries and other affiliated companies discussed below. As of December 31, 2007 and 2006 the Company owed certain of these other affiliated companies, including its parent TCR, $35.7 million and $9.7 million respectively, and certain of these affiliated companies owed the Company $1.0 million and $2.3 million, respectively.
TCR provides various services to the Company and its subsidiaries primarily under casino services agreements. These services are primarily related to casino operations, employment matters, staffing, marketing and advertising, casino layout, compliance, internal audit and purchasing of gaming related equipment and supplies. The operations of the Company are separate and apart from TCR. Any costs incurred by TCR for the benefit of or related to the Company’s operations are charged to the Company. TCR charges to the Company its allocated portion of the corporate overhead costs for these services based on the ratio of the Company’s net operating revenues to the total aggregate net operating revenue of all casino operations owned by TCR.
CSC provides various services to the Company and its subsidiaries primarily under administrative service agreements. These services are primarily related to accounting and administrative services in the areas of accounts payable, cash management, payroll processing, purchasing, tax and accounting. Also, the Company participates in general liability, workers compensation, property and health insurance programs arranged by CSC but for which the Company pays its related share of the cost. In addition, the Company and its subsidiaries, excluding the Aztar subsidiaries, have adopted CSC’s 401(k) pension savings plan. The operations of the Company are separate and apart from CSC. Any costs incurred by CSC for the benefit of or related to the Company’s operations (such as insurance) are charged to the Company. CSC Holdings, LLC, a subsidiary of CSC, loaned TCR a total of $504.1 million in connection with the merger with Aztar Corporation and the related financing during 2007 and 2006 (see Note 4). The loan was retained by TCR and was not contributed to the Company. Funds from these borrowings by TCR were used to partially fund equity contributions to the Company in 2007 and 2006.
Affiliate guarantors JMBS and CP Vicksburg loaned $5.0 million and $7.0 million, respectively, to the Company in 2007. The loans earn interest at the fixed rate of 12%. No principal or interest is due under these loans until maturity on January 1, 2015.
In connection with the Aztar acquisition by Tropicana Entertainment, Aztar and Columbia Sussex entered into a service agreement according to the terms of which Columbia Sussex agreed to provide Tropicana Las Vegas, Tropicana Express and the Casino Aztar Evansville with certain services, subject to gaming regulatory approval. Gaming regulatory approval of the terms of this service agreement was not obtained with respect to the Tropicana Atlantic City property and, as such, the agreement is not effective as to such property. The services provided pursuant to the service agreement include accounting, administration, human resources, hotel management and supervision, risk management, procurement, contracting, marketing, construction and development, treasury and maintenance related services. Pursuant to the service agreement, Aztar agreed to pay Columbia Sussex a service fee of approximately $480,000 per year for these services (excluding the Tropicana Atlantic City), subject to future increases of 3% per year commencing on January 1 of each year beginning in 2008. Aztar also agreed to reimburse Columbia Sussex for certain business expense overhead costs, including travel, professional, secretarial, incidental and other approved out-of-pocket expenses, incurred by Columbia Sussex in connection with the performance of services under the agreement. In addition, pursuant to the service agreement, Aztar agreed to participate in general liability and workers compensation insurance programs, effective upon the closing of the Aztar acquisition on January 3, 2007, and property insurance programs, effective May 1, 2007, arranged by Columbia Sussex, for which Aztar shall pay its share of the cost of such programs, as determined by an unrelated insurance broker and the insurance carrier providing the relevant coverage. Aztar also agreed to reimburse Columbia Sussex for actual losses paid under the insurance programs and deductible amounts applicable to its properties. In addition, pursuant to the service agreement, Aztar may enroll in the health insurance programs arranged by Columbia Sussex, as well as the 401(k) plan, starting on the first anniversary of the closing date of the Aztar acquisition, which Aztar has done (Tropicana Entertainment was required to keep Aztar’s existing employee benefit plans in place for a period of one year after the Aztar acquisition pursuant to the merger agreement entered into with Aztar), for which Aztar agreed to pay its allocated share of the cost of the health insurance programs and the 401(k) plan. The agreement has a perpetual term, but Aztar is entitled to terminate it at any time with 60 days prior written notice.

10. DISCONTINUED OPERATIONS
The assets, liabilities and operations of Atlantic City Casino and Evansville Casino are held for sale and presented as discontinued operations in the statement of operation for the period ending December 31, 2007 and in the balance sheet as assets and liabilities of operations held for sale as of December 31, 2007.
As described in Note 1, as a result of TCR’s contribution of certain direct subsidiaries and operations to the Company, the entities not being transferred, Orleans, Casuarina and Trop PA, have been presented as discontinued operations in the statements of operations for the periods ending December 31, 2006 and 2005 and as assets of and liabilities related to casinos to be transferred in the balance sheet as of December 31, 2006.
Operating results of discontinued operations are summarized as follows:

(in thousands)	Years Ended December 31,
	2007	2006	2005

Net revenues	$558,743	$4,100	$14,059
Operating income (expenses) (1) (2)	(1,232,792)	605	(22,988)

Income (loss) from operations	(674,049)	4,705	(8,929)

Income (loss) from discontinued operations, net of tax	$(610,642)	$4,705	$(8,929)

(1)	Operating expenses for 2006 are net of insurance proceeds of $22,625.

(2)	Operating expenses for 2007 are net of insurance proceeds of $22,818.
The assets and liabilities of operations held for sale (Atlantic City Casino and Evansville Casino) as of December 31, 2007 and assets and liabilities of operations retained by TCR as of December 31, 2006 are as follows:

(in thousands)	As of December 31,

	2007	2006
Current Assets:
Cash	$39,519	$1,185
Amounts due from related parties	—	6,754
Other current assets	32,151	1,866

Current assets held for sale (2007) or transferred (2006)	$71,670	$9,805

Long-term Assets:
Property and equipment, net	803,544	31,682
Other assets	332,873	10,696

Long-term assets held for sale (2007) or transferred (2006)	$1,136,417	$42,378

Liabilities:

Current liabilities of operations held for sale (2007) or transferred (2006)	$109,219	$6,912

Long-term liabilities of operations held for sale (2007) or transferred (2006)	$—	$177

     11. INCOME TAXES
Aztar originally made an election to be treated as an S-corporation as of May of 2007. Subsequently, Aztar rescinded this election which was received and acknowledge by the Internal Revenue Service. As a result, the company will report it earnings and file its tax returns as a taxable C-corporation for all of 2007.
The (provision) benefit for income taxes from continuing operations differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands). The book income (loss) from continuing operations for the entities subject to corporate income tax is ($282.8 million):

December 31,
2007
Current:
Federal	$(17,577)
State	(305)

(17,882)
Deferred:	—
Federal	$(67,583)
State	(137)

(67,720)
—

Total	$(85,602)

2007
Tax provision (benefit) at U.S. federal income tax rate	$(98,978)
State income taxes, net	(287)
Deductible merger-related expenses	(12,699)
Nondeductible business expenses	1,171
Goodwill writedown	25,191

Total	$(85,602)

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):

December 31,
2007
Net operating loss carryforward	$25,594
Accrued bad debt expense	3,408
Accrued compensation	2,969
Accrued liabilities	2,134
Other	10

Gross deferred tax assets	34,115

Deferred tax asset valuation allowance	—

Deductible prepaids	(2,934)
Depreciation and amortization	(233,708)

Gross deferred tax liabilities	(236,642)

Net deferred tax liabilities	$(202,527)

The Company has net operating loss carryforwards for federal income tax purposes of $73.1 million that will expire in the year 2027 if not used.

In conjunction with the acquisition of Aztar Corporation the Company transferred its indirectly 100% owned member interests of Aztar Missouri Riverboat Gaming Company LLC to TCR in accordance with the terms of the Aztar acquisition. The transfer of the property is considered a deemed sale for Federal and State Income Tax purposes. The tax effects from the transfer are reported in discontinued operations.
Income taxes for Adamar of New Jersey, Inc. and its affiliated companies which own the Atlantic City Casino and Aztar Indiana Gaming Company LLC, which owns the Evansville Casino operation, are $62.0 million.
Assets held for sale and liabilities related to assets held for sale as of December 31, 2007 include the following deferred taxes are as follows (in thousands):

Deferred Tax Assets	$14,313
Deferred Tax Liabilities	$45,927
State Tax Payable	$3,753
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not cause a change in the liability for unrecognized tax benefits for periods prior to its adoption. The net amount of unrecognized tax benefits from discontinued operations as of December 31, 2007 is $3.8 million, including any applicable interest and penalties.
FIN 48 Disclosures

Tabular Rollforward of FIN 48
(in thousands)
Unrecognized tax benefits, opening balance	$1,574
Gross increases — tax positions in prior period	3,008
Gross decreases — tax positions in prior period	—
Gross increases — current tax positions	1,000
Settlements	—
Lapse of statue of limitations	—

Unrecognized tax benefits, ending balance, December 31, 2007	$5,582

The accounting policy of the company is to classify interest and penalties as income tax expense in the consolidated statement of operations. The related gross amount of interest and penalties recorded at December 31, 2007 for FIN 48 purposes is $1.3 million which is recorded in taxes payable on the balance sheet. The current year interest is $418,000.
In general, the company’s major tax jurisdictions include Federal, Nevada, Indiana, and New Jersey. Generally, the statute of limitations is open for the years ended December 31, 2003 through 2007. However, with respect to New Jersey, the New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1994 through 2005. Management believes that adequate provision for income taxes and interest has been made in the financial statements.
No significant increases/decreases are anticipated over the next 12 months.
The Company recorded no Cumulative Effect Adjustment upon adoption of FIN 48.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Fixed interest rate swaps were applied to variable rate debt, to reduce volatility for interest rate expense. In January 2007, the Company entered into three interest rate swap agreements, which required the Company to pay an amount equal to a specific fixed rate of interest on a notional amount and to receive in return an amount equal to a variable rate of interest on the same notional amount. The notional amounts were not exchanged.

The interest rate swaps were not designated as hedges for accounting purposes; the subsequent changes in value were recognized as a component of interest expense. Additionally, net payments or receipts under the swap agreements were recorded as a component of interest expense. Two of the swap agreements were for an aggregate notional amount of $1.0 billion ($500.0 million each with separate counter parties) (“Loan Swaps”) and required the Company to make fixed payments of interest at 5.0%, with the Company receiving interest at the 3 month LIBO Rate. The Loan Swaps terminated as a result of our bankruptcy filing on May 5, 2008. The third swap agreement was for a notional amount of $440.0 million (“Las Vegas Swap”) and required the Company to make fixed payments of interest at 5.1% and receive interest at the 3 month LIBO Rate. The Las Vegas Swap terminated on May 8, 2008 because of our bankruptcy filing. The quoted market values for these three swaps were claimed as approximating $55.9 million. These swaps terminated as a result of our bankruptcy filing, became due for TE, and accrue a weighted average interest rate approximating the above bank rate plus three percent.
The quoted market value of the Loan Swaps and the Las Vegas Swap were liabilities of $38.1 million and $1.4 million, respectively at December 31, 2007 and are recorded in the consolidated balance sheet as accrued expenses and other liabilities.

13. SEGMENT INFORMATION
The Company reviews results of operations based on distinct geographic gaming market segments. The Company has aggregated certain of its properties in order to present its reportable segments. The Nevada segment includes the Tahoe Horizon Resort, River Palms (which includes Realty’s operations), MontBleu, and Tropicana Express. The Mississippi River Basin segment includes Greenville (which includes St. Louis’ operations) and Baton Rouge. The Tropicana LV is reported as a separate segment. The Company’s chief operating decision maker uses segment adjusted EBITDA in assessing segment performance and deciding how to allocate resources. The Evansville Casino and the Atlantic City Casino are not included in the segment presentation as their assets are held for sale and their operations are presented as discontinued operations. (see Note 10)
The Company’s segment information is as follows:

(in thousands)	For the twelve months ended December 31,
	2007	2006	2005
	(Successor)	(Predecessor)	(Predecessor)
Net Operating Revenues
Nevada segment:
Tahoe Horizon Resort	$39,472	$44,138	$47,614
MontBleu	52,692	49,953	33,374
River Palms	50,429	52,101	50,316
Tropicana Express (b)	88,495	—	—

Total Nevada segment	231,088	146,192	131,304
Mississippi River Basin segment:
Lighthouse Point	27,527	28,426	29,041
Belle of Baton Rouge	96,476	114,245	26,297

Total Mississippi River Basin segment	124,003	142,671	55,338

Tropicana Las Vegas Segment (b)	156,848	—	—
Other	544	—	—

Total consolidated net operating revenues	$512,483	$288,863	$186,642

Segment Adjusted EBITDA (a)
Nevada segment:
Tahoe Horizon Resort	$7,826	$12,649	$13,051
MontBleu	5,557	640	5,917
River Palms	7,452	13,012	10,649
Tropicana Express (b)	24,127	—	—

Total Nevada segment	44,962	26,301	29,617
Mississippi River Basin segment:
Lighthouse Point	9,966	12,957	14,320
Belle of Baton Rouge	32,876	45,291	11,752

Total Mississippi River Basin segment	42,842	58,248	26,072

Tropicana Las Vegas Segment (b)	43,378	—	—

Total Segment Adjusted EBITDA	131,182	84,549	55,689
Corporate	(8,389)	(5,350)	(3,584)

EBITDA	$122,793	$79,199	$52,105

Reconciliation of EBITDA to income (loss), continuing operations
EBITDA	$122,793	$79,199	$52,105
Loss on disposal of fixed assets	(358)	(2,588)	(2,742)
Depreciation and amortization	(47,587)	(18,033)	(9,646)
Impairment charges on goodwill and intangibles	(275,685)	—	—

Income (loss) from operations	(200,837)	58,578	39,717
Interest income	9,427	8,918	482
Interest expense	(302,103)	(35,563)	(5,993)
Loss from early extinguishment of debt	(2,799)	—	—

Income (loss) from continuing operations, before income taxes and minority interest	$(496,312)	$31,933	$34,206

(a)	Segment Adjusted EBITDA is net income before interest expense, interest income, impairments, depreciation, amortization, corporate expenses, write offs of fixed assets and deposits related to abandoned acquisition and minority interest in net income of consolidated subsidiaries. Segment Adjusted EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses Segment Adjusted EBITDA as a measure to compare operating results between segments and accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among segments at the corporate level. The Company accordingly believes Segment Adjusted EBITDA is useful as a measure of operating results at the segment level because it reflects the results of operating decisions at the segment level separated from the effects of financing decisions that are managed at the corporate level. The Company also uses Segment Adjusted EBITDA as an important operating performance measure in its bonus programs for managers and executive officers. The Company also believes that Segment Adjusted EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company’s calculation of Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes Segment Adjusted EBITDA provides a useful perspective for some purposes, Segment Adjusted EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation, amortization and write off of fixed assets and deposits related to abandoned acquisition are non-cash charges, the assets being depreciated, amortized and written off may have to be replaced in the future, and Segment Adjusted EBITDA does not reflect the requirements for such replacements. Interest expense, interest income, and minority interest in net income of consolidated subsidiary are also not reflected in Segment Adjusted EBITDA. Therefore, the Company does not consider Segment Adjusted EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of Segment Adjusted EBITDA with income (loss) before income taxes, as determined in accordance with GAAP is reflected in the above summary.

(b)	Reflects results since January 3, 2007, the date of acquisition, and therefore excludes three days of the twelve month period.

(in thousands)	2007	2006
	(Successor)	(Predecessor)
Total Assets by Segment:
Nevada	$331,027	$180,641
Mississippi River Basin	166,644	168,349
Las Vegas	916,298	—
Other	1,360,459	1,385,101

Total assets	$2,774,428	$1,734,091

14. RESTRICTION OF ASSETS — ATLANTIC CITY CASINO
On December 12, 2007, the CCC denied Tropicana Entertainment a permanent license to operate the Atlantic City Casino. Under the Interim Casino Authority (the “ICA”), which allowed Tropicana Entertainment to operate the Atlantic City Casino from January 3, 2007, the date of the Aztar Corporation purchase, until a determination was made regarding a permanent license, the CCC allowed the Trust Agreement, which was put in place under the ICA, to become operative and the operations of Atlantic City Casino was transferred to the Trustee which was appointed under the Trust Agreement. The Trust Agreement also provides the Trustee with the authority to sell the Atlantic City Casino within 120 days of the date that the Trust Agreement became operative, or such longer period as authorized by the CCC (which authority has been extended to October 16, 2008). Under the Trust Agreement, Tropicana Entertainment is entitled to the lower of the value of the property if it was acquired on the date of the denial of the renewal of the existing licenses by the New Jersey Casino Control Commission or its original cost to acquire the Atlantic City Casino upon the eventual sale of the Atlantic City Casino. During the period that the Trustee is in control of the operations of the Atlantic City Casino pending the closing of its sale, the Trustee and the CCC have committed to allow excess cash flow from the Atlantic City Casino to be transferred to Tropicana Entertainment to support the Atlantic City Casino’s allocated portion of the Senior Credit Facility debt and the Notes. However, upon the Company’s filing for bankruptcy protection the Trustee suspended these transfers. Any cash flow over this allocation of interest can be retained by the CCC under the Trust Agreement and related regulations and Tropicana Entertainment is prohibited from participating in this excess cash flow, if any. The assets and liabilities related to the Atlantic City Casino are presented as assets and liabilities of operations held for sale in the consolidated balance sheet of Tropicana Entertainment as of December 31, 2007 and its operating results for the period from January 3, 2007 to December 31, 2007 are shown as discontinued operations in the consolidated statement of operations. We cannot make any assurances of the likelihood of our success. The sale of the Atlantic City Casino is in the control of the Trustee and only qualified buyers, as determined by the CCC, can be successful bidders.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006:

(in thousands) unaudited	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	March 31	June 30	Sept. 30	Dec. 31	Annual
2007 (Successor)
Revenues	$137,905	$131,054	$130,554	$112,970	$512,483
Income (loss) from operations	31,546	22,276	20,800	(275,459)	(200,837)
Income (loss) from continuing operations	(50,405)	375,552	(45,606)	(693,184)	(413,643)
Net income (loss)	$(20,769)	$413,369	$(20,894)	$(1,395,991)	$(1,024,285)

2006 (Predecessor)
Revenues	$78,824	$68,958	$77,371	$63,710	$288,863
Income from operations	23,578	11,634	15,644	7,722	58,578
Income (loss) from continuing operations	19,701	6,637	20	2,351	28,709
Net income	$18,240	$6,001	$5,431	$3,742	$33,414
A tax benefit of $399.1 million recognized during the 2nd Quarter of 2007, related to the Company’s Qualified Subchapter S Corporation Subsidiary election, was reversed during the 4th Quarter.
2007 — Includes the acquisition of the Aztar properties.
As a result of events occurring in the fourth quarter of 2007, the assets, liabilities and operations of Tropicana Atlantic City and Casino Aztar Evansville are held for sale and presented as discontinued operations. As a result, the first, second and third quarters of 2007 have been restated to reflect these properties as discontinued operations. The table below reconciles the original reporting of these two entities included in continuing operations and the adjustment made to reflect them as discontinued operations. There is no impact on the 2006 results as these entities were acquired on January 3, 2007.

	Original	Adjustments	Adjusted
1st Qtr 2007
Revenues	$280,805	$(142,900)	$137,905
Income from operations	60,818	(29,272)	31,546
Income (loss) from continuing operations	(20,769)	(29,636)	(50,405)
Net income (loss)	(20,769)	—	(20,769)

2nd Qtr 2007
Revenues	$273,251	$(142,197)	$131,054
Income from operations	59,726	(37,450)	22,276
Income (loss) from continuing operations	413,369	(37,817)	375,552
Net income	413,369	—	413,369

3rd Qtr 2007
Revenues	$281,034	$(150,480)	$130,554
Income from operations	45,310	(24,510)	20,800
Income (loss) from continuing operations	(20,894)	(24,712)	(45,606)
Net income (loss)	(20,894)	—	(20,894)

16. SUMMARY FINANCIAL INFORMATION
The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the Notes due 2014, and the non-guarantor. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.
Balance sheets:

	Tropicana Entertainment
As of December 31, 2007		Guarantor	Non-Guarantor
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$1,846	$23,584	$23,299	$—	$48,729
Restricted Cash	—	—	34,575	—	34,575
Other Assets	13,441	13,566	7,513	—	34,519
Assets held for sale, current assets	—	71,670	—	—	71,670

Total current assets	15,287	108,820	65,387	—	189,493
Property and Equipment — Net	—	401,919	850,597	—	1,252,516
Investments	4,381,472	—	—	(4,381,472)	—
Goodwill	—	16,802	—	—	16,802
Intangible Assets — Net	16,600	53,303	500	—	70,403
Deferred tax asset	27,803	769	5,543		34,115
Deferred Charges and Other Assets — Net	1,687,249	270	7,680	(1,620,517)	74,682
Assets held for sale, long-term assets	—	1,136,417	—	—	1,136,417

Total Assets	$6,128,411	$1,718,300	$929,707	$(6,001,989)	$2,774,428

Current Liabilities:
Current portion, long-term debt	$3,754,639	$—	$440,000	$(1,483,400)	$2,711,239
Accounts payable	1,461	10,145	10,121	—	21,727
Other current liabilities	(492,909)	1,112,121	(554,603)	69,583	134,191
Liabilities of operations held for sale	—	109,219			109,219

Total current liabilities	3,263,191	1,231,485	(104,482)	(1,413,817)	2,976,376
Long-Term Debt	—	105	—	—	105
Deferred tax liability	4,348	42,376	189,918	—	236,642
Other Long-Term Liabilities	5,563	206,875	1,156	(206,700)	6,894

Total liabilities	3,273,102	1,480,841	86,592	(1,620,517)	3,220,017
Minority Interest in Consolidated Subsidiaries	—	10,736	1,247	—	11,983
Member’s equity	2,855,309	226,723	841,868	(4,381,472)	(457,572)

Total member’s equity	2,855,309	226,723	841,868	(4,381,472)	(457,572)

Total Liabilities and Member’s Equity	$6,128,411	$1,718,300	$929,707	$(6,001,989)	$2,774,428

	Tropicana Casinos and Resorts
As of December 31, 2006:			Guarantor	Non-Guarantor
(in thousands)	TCR	TE Parent	Subsidiaries	Subsidiaries	Eliminations	Total TE	TCR Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$—	$166	$29,112	$3,745	$—	$33,023	$—	$33,023
Other current assets	9,805	543	15,645	511	—	16,699	—	26,504

Total current assets	9,805	709	44,757	4,256	—	49,722	—	59,527

Property and Equipment — Net	—	—	222,640	3,598	—	226,238	—	226,238
Deposits and Costs for Pending Acquisitions	—	977,967	332,059	—	—	1,310,026	—	1,310,026
Investments	126,137						(126,137)	—
Goodwill	—	—	16,802	—	—	16,802	—	16,802
Intangible Assets — Net	—	—	51,450	—	—	51,450	—	51,450
Deferred Charges and Other Assets — Net		22,183	5,481	181	(175)	27,670		27,670
Discontinued Operations — Long-Term Assets of Casinos to be Transferred	42,378	—	—	—	—	—	—	42,378

Total Assets	$178,320	$1,000,859	$673,189	$8,035	$(175)	$1,681,908	$(126,137)	$1,734,091

Current Liabilities:
Current portion, long-term debt	—	$—	$2,295	$—	$—	$2,295	$—	$2,295
Accounts payable	—	2,684	11,470	595	—	14,749	—	14,749
Other current liabilities and discontinued operations	6,912	1,179	27,288	1,707	—	30,174	—	37,086

Total current liabilities	6,912	3,863	41,053	2,302	—	47,218	—	54,130

Long-Term Debt	25,494	960,000	168,186	—	—	1,128,186	—	1,153,680
Related Party Note Payable	369,083	—	—	—	—	—	—	369,083
Other Long-Term Liabilities and discontinued operations	177	—	412	—	(175)	237	—	414

Total liabilities	401,666	963,863	209,651	2,302	(175)	1,175,641	—	1,577,307
Minority Interest in Consolidated Subsidiaries	9,853	—	—	—	—	—	—	9,853

Stockholder’s Equity
Common stock	—	—	1	—	—	1	—	1
Paid in capital	(292,803)	—	369,083	—	—	369,083	—	76,280
Retained earnings	59,604	36,996	94,454	5,733	—	137,183	(126,137)	70,650

Total stockholder’s equity	(233,199)	36,996	463,538	5,733	—	506,267	(126,137)	146,931

Total Liabilities and Stockholder’s Equity	$178,320	$1,000,859	$673,189	$8,035	$(175)	$1,681,908	$(126,137)	$1,734,091

Income statements:
(in thousands)

	Tropicana Entertainment
			Non-Guarantor
For the period ended December 31, 2007	Parent	Guarantor Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Revenues:
Casino	$—	$256,600	$90,618	$—	$347,218
Rooms	—	52,498	57,214	—	109,712
Food and beverage	—	59,073	26,228	—	85,301
Other casino and hotel	544	23,873	26,271	(4,950)	45,738

Total operating revenues	544	392,044	200,331	(4,950)	587,969
Less promotional allowances	—	(59,530)	(15,956)	—	(75,486)

Net operating revenues	544	332,514	184,375	(4,950)	512,483
Operating Expenses:
Casino	—	37,466	19,696	—	57,162
Rooms	—	28,558	25,023	—	53,581
Food and beverage	—	49,909	28,412	—	78,321
Other casino and hotel	—	9,354	10,856	—	20,210
Utilities	—	13,841	5,838	—	19,679
Marketing, advertising and casino promotions	—	23,688	7,237	—	30,925
Repairs and maintenance	—	7,340	5,200	—	12,540
Insurance	(337)	5,745	1,479	—	6,887
Property and local taxes	(28)	4,660	2,171	—	6,803
Gaming taxes and licenses	—	37,711	9,118	—	46,829
Casino and hotel administrative and general	—	17,293	14,025	—	31,318
Corporate overhead	13,825	—	—	—	13,825
Leased land and facilities	423	14,161	1,976	(4,950)	11,610
Depreciation and amortization	7,331	33,079	7,177	—	47,587
Impairment charges for goodwill	—	71,975	—	—	71,975
Impairment charges for intangibles	172,779	30,931	—	—	203,710
Loss on disposition of assets	176	182	—	—	358

Total operating expenses	194,169	385,893	138,208	(4,950)	713,320
Income from Operations	(193,625)	(53,379)	46,167	—	(200,837)
Other Income (Expense):
Interest income	144,673	84	2,158	(137,488)	9,427
Interest expense	(252,630)	(138,482)	(48,479)	137,488	(302,103)
Loss from early extinguishment of debt	—	(2,799)	—	—	(2,799)

Total other expense	(107,957)	(141,197)	(46,321)	—	(295,475)

Income before Minority Interest	(301,582)	(194,576)	(154)	—	(496,312)
Minority Interest in Net Income of Consolidated Subsidiaries	—	(1,499)	(1,434)	—	(2,933)

Income from Continuing Operations, before income taxes	(301,582)	(196,075)	(1,588)	—	(499,245)
Income tax benefit	75,113	6,770	3,719	—	85,602

Loss from Continuing Operations	(226,469)	(189,305)	2,131	—	(413,643)
Discontinued Operations, Assets Held for Sale	—	(610,642)	—	—	(610,642)

Net Income (Loss)	$(226,469)	$(799,947)	$2,131	$—	$(1,024,285)

(in thousands)	Tropicana Casinos and Resorts
			Guarantor	Non-Guarantor
For the period ended December 31, 2006	TCR	Parent	Subsidiaries	Subsidiaries	Eliminations	TE Total	Eliminations	Consolidated

Operating Revenues:
Casino	$—	$—	$206,785	$32,705	$—	$239,490	$—	$239,490
Rooms	—	—	39,731	—	—	39,731	—	39,731
Food and beverage	—	—	40,924	1,059	—	41,983	—	41,983
Other casino and hotel	—	—	13,051	181	—	13,232	—	13,232

Total operating revenues	—	—	300,491	33,945	—	334,436	—	334,436
Less promotional allowances	—	—	(39,145)	(5,519)	(909)	(45,573)	—	(45,573)

Net operating revenues	—	—	261,346	28,426	(909)	288,863	—	288,863
Operating Expenses:
Casino	—	—	35,285	5,197	—	40,482	—	40,482
Rooms	—	—	17,647	—	—	17,647	—	17,647
Food and beverage	—	—	33,690	889	—	34,579	—	34,579
Other casino and hotel	—	—	4,136	5	—	4,141	—	4,141
Utilities	—	—	9,735	339	—	10,074	—	10,074
Marketing, advertising and casino promotions	—	—	14,278	1,235	—	15,513	—	15,513
Repairs and maintenance	—	—	7,734	588	—	8,322	—	8,322
Insurance	—	—	2,265	643	—	2,908	—	2,908
Property and local taxes	—	—	3,455	369	—	3,824	—	3,824
Gaming taxes and licenses	—	—	36,111	3,758	—	39,869	—	39,869
Administrative and general	—	2	19,465	2,067	—	21,534	—	21,534
Leased land and facilities	—	—	9,702	1,978	(909)	10,771	—	10,771
Loss on disposal of assets	—	—	2,588	—	—	2,588	—	2,588
Depreciation and amortization	—	—	16,914	1,119	—	18,033	—	18,033

Total operating expenses	—	2	213,005	18,187	(909)	230,285	—	230,285
Income from Operations	—	(2)	48,341	10,239	—	58,578	—	58,578
Other Income (Expense):
Interest income	6,700	543	1,633	42	—	2,218	—	8,918
Interest expense	(18,931)	(1,013)	(15,619)	—	—	(16,632)	—	(35,563)

Total other expense	(12,231)	(470)	(13,986)	42	—	(14,414)	—	(26,645)

Income before Minority Interest	(12,231)	(472)	34,355	10,281	—	44,164	—	31,933

Minority Interest in Net Income of Consolidated Subsidiaries	41,762	—	—	—	—	—	(44,986)	(3,224)

Income from Continuing Operations	29,531	(472)	34,355	10,281	—	44,164	(44,986)	28,709
Discontinued Operations, Casinos to be Transferred	4,705	—	—	—	—	—	—	4,705

Net Income (Loss)	$34,236	$(472)	$34,355	$10,281	$—	$44,164	$(44,986)	$33,414

	Tropicana Casinos and Resorts
	For the year ended December 31, 2005
			GUARANTOR	NON-GUARANTOR	TE	TE
(in thousands)	TCR	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL	ELIMINATIONS	CONSOLIDATED

Operating Revenues:
Casino	$—	$—	$117,251	$32,789	$—	$150,040	$—	$150,040
Rooms	—	—	28,469	(88)	—	28,381	—	28,381
Food and beverage	—	—	29,270	762	—	30,032	—	30,032
Other casino and hotel	—	—	9,015	301	(943)	8,373	—	8,373

Total operating revenues	—	—	184,005	33,764	(943)	216,826	—	216,826
Less promotional allowances	—	—	(25,460)	(4,724)	—	(30,184)	—	(30,184)

Net operating revenues	—	—	158,545	20,040	(943)	186,642	—	186,642
Operating Expenses:
Casino	—	—	22,563	5,095	—	27,658	—	27,658
Rooms	—	—	12,830	—	—	12,830	—	12,830
Food and beverage	—	—	25,421	541	—	25,962	—	25,962
Other casino and hotel	—	—	1,510	6	—	1,516	—	1,516
Utilities	—	—	6,667	341	—	7,008	—	7,008
Marketing, advertising and casino promotions	—	—	8,473	1,181	—	9,654	—	9,654
Repairs and maintenance	—	—	5,177	617	—	5,794	—	5,794
Insurance	—	—	1,772	439	—	2,211	—	2,211
Property and local taxes	—	—	1,630	328	—	1,958	—	1,958
Gaming taxes and licenses	—	—	14,764	4,024	—	18,788	—	18,788
Administrative and general	—	—	11,597	2,002	—	13,599	—	13,599
Leased land and facilities	—	—	6,520	1,982	(943)	7,559	—	7,559
Loss on disposal of assets	—	—	2,650	92	—	2,742	—	2,742
Depreciation and amortization	—	—	8,497	1,149	—	9,646	—	9,646

Total operating expenses	—	—	130,071	17,797	(943)	146,925	—	146,925

Income from operations	—	—	28,474	11,243	—	39,717	—	39,717
Other Income (Expense):
Interest income	—	—	463	19	—	482	—	482
Interest expense	—	—	(5,993)	—	—	(5,993)	—	(5,993)

Total other expense	—	—	(5,530)	19	—	(5,511)	—	(5,511)

Income before minority interest	—	—	22,944	11,262	—	34,206	—	34,206
Minority interest in net income of consolidated subsidiaries	17,676	—	—	—	—	—	(21,109)	(3,433)

Income from continuing operations	17,676	—	22,944	11,262	—	34,206	(21,109)	30,773
Discontinued operations, casinos to be transferred	(8,929)	—	—	—	—	—	—	(8,929)

Net income (loss)	$8,747	$—	$22,944	$11,262	$—	$34,206	$(21,109)	$21,844

		Guarantor	Non-Guarantor
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the period ended December 31, 2007
Cash Flows from Operating Activities:	$(409,503)	$299,672	$197,613	$—	$87,782

Cash Flows from Investing Activities:
Additions to property and equipment, net of acquisition adjustments	(7,507)	62,300	(127,587)	—	(72,794)
Acquisition of casino, net of cash acquired	862,636	(2,145,856)	(907,289)	—	(2,190,509)
Other cash flows from investing activities	(4,206,172)	1,313,636	500	4,168,539	1,276,503

Net cash used in investing activities	(3,351,043)	(769,920)	(1,034,376)	4,168,539	(986,800)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,896,429	273	440,000	(355,807)	1,980,895
Payments against debt	—	(1,310,360)	—	221,914	(1,088,446)
Restricted cash	—	—	(34,575)	—	(34,575)
Contributions by members	2,634,983	1,591,999	1,013,081	(5,096,063)	144,000
Payment of financing costs	(69,274)	—	(6,748)	—	(76,022)
Other cash flows from financing activities	(726,514)	132,575	(572,085)	1,193,230	27,206

Net cash provided by financing activities	3,735,624	414,487	839,673	(4,036,726)	953,058

Net Increase (Decrease) in Cash and Cash Equivalents	(24,922)	(55,761)	2,910	131,813	54,040

Cash and Cash Equivalents (Including Cash and Cash Equivalents to be Transferred), Beginning of Period	26,768	118,863	20,389	(131,813)	34,207

Cash and Cash Equivalents, End of Period	$1,846	$63,102	$23,299	$—	$88,247

	Tropicana Casinos and Resorts
	For the year ending December 31, 2006

		TE	Guarantors	Non-Guarantor		TE	TCR	TCR
(in thousands)	TCR	Parent	Subsidiaries	Subsidiaries	Elims.	Total	Elims.	Total

Cash flows from operating activities	$48,830	$2,525	$55,767	$11,436	$—	$69,728	$(41,762)	$76,796

Cash Flows From Investing Activities:
Additions to property and equipment	(22,857)	—	(40,738)	(186)	—	(40,924)	—	(63,781)
Deposits and costs related to pending acquisition	(331,780)	(979,135)	19	—	—	(979,116)	—	(1,310,896)
Other cash flows from investing activities	(64,469)	—	33,917	—	—	33,917	44,101	13,549

Net cash used in investing activities	(419,106)	(979,135)	(6,802)	(186)	—	(986,123)	44,101	(1,361,128)

Cash Flows From Financing Activities:
Issuance of bonds	—	960,000	—	—	—	960,000	—	960,000
Repayments of debt	—	—	(3,525)	—	—	(3,525)	—	(3,525)
Financing costs	—	(20,857)	(236)	—	—	(21,093)	—	(21,093)
Proceeds from related party note payable	350,152	—	—	—	—	—	—	350,152
Other cash flows from financing activities	19,758	37,633	(52,981)	(11,849)	—	(27,197)	(2,339)	(9,778)

Net cash provided by (used in) financing activities	369,910	976,776	(56,742)	(11,849)	—	908,185	(2,339)	1,275,756

Net increase (decrease) in cash and cash equivalents	(366)	166	(7,777)	(599)	—	(8,210)	—	(8,576)
Cash and cash equivalents, beginning of year	1,550	—	36,889	4,344	—	41,233	—	42,783

Cash and cash equivalents, end of year	$1,184	$166	$29,112	$3,745	$—	$33,023	$—	$34,207

		Tropicana Casinos and Resorts
		For the year ending December 31, 2005

				Non-
			Guarantors	Guarantor		TE	TCR	TCR
(in thousands)		TCR	Subsidiaries	Subsidiaries	Elims.	Total	Elims.	Total
Cash flows from operating activities		$12,452	$41,729	$11,836	$—	$53,565	$(19,484)	$46,533

Cash Flows From Investing Activities:
Additions to property and equipment		(8,428)	(14,986)	(799)	—	(15,785)	—	(24,213)
Acquisition of casino, net of cash acquired		(22,201)	(185,185)	—	—	(185,185)	3,430	(203,956)
Other cash flows from investing activities		(69,188)	(951)	—	—	(951)	69,075	(1,064)

Net cash used in investing activities		(99,817)	(201,122)	(799)	—	(201,921)	72,505	(229,233)

Cash Flows From Financing Activities:
Proceeds from long-term debt		25,494	174,506	—	—	174,506	—	200,000
Financing costs		—	(6,274)	—	—	(6,274)	—	(6,274)
Other cash flows from financing activities		62,571	5,768	(10,750)	—	(4,982)	(53,021)	4,568

Net cash provided by (used in) financing activities		88,065	174,000	(10,750)	—	163,250	(53,021)	198,294

Net increase in cash and cash equivalents		700	14,607	287	—	14,894	—	15,594
Cash and cash equivalents, beginning of year		850	22,282	4,057	—	26,339	—	27,189

Cash and cash equivalents, end of year		$1,550	$36,889	$4,344	$—	$41,233	$—	$42,783

17.  SUBSEQUENT EVENTS
Proceedings Under Chapter 11 of the Bankruptcy Code
On May 5, 2008 (the “Petition Date”), the Company, Tropicana Finance, JMBS Casino, CP Vicksburg, Realty, and certain of the Company’s other subsidiaries and affiliates (collectively, the “Debtors”), filed voluntary petitions for relief, seeking to reorganize their businesses under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ cases have been consolidated for procedural purposes only and are presently being jointly administered in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Lead Case No. 08-10856) (collectively, the “Chapter 11 Cases”). The following discussion provides general background information regarding the Chapter 11 Cases, but is not intended to be a comprehensive summary.
The Debtors continue to operate their business as debtors in possession under the jurisdiction and orders of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As debtors in possession, the Debtors are authorized to continue to operate as ongoing business, and may pay all debts and honor all obligations arising in the ordinary course of their business after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court.
On May 6, 2008, the Company received approval from the Bankruptcy Court of its “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, the Company received approval to continue wage and salary payments and other benefits to employees; to continue to honor customer programs as well as certain related prepetition customer obligations; and to pay certain prepetition trade claims held by critical vendors. The Company will continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered postpetition.
Under the priority scheme established by the Bankruptcy Code, certain postpetition and secured or “priority” prepetition liabilities need to be satisfied before unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to when or in what from unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.
Under the Bankruptcy Code, the Debtors generally may assume or reject prepetition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. In this context, “assumption” means that the Debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and “rejection” means that the Debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected. Rejection of an executory contract or unexpired lease is treated as a breach immediately prior to the Petition Date and may give rise to a prepetition claim for amounts due and owing as of the Petition Date and for damages from the breach of the agreement, subject to certain limitations. Any claim for damages that result from the rejection of an executory contract or unexpired lease is subject to compromise as part of a plan of reorganization, to the extent that such claim is unsecured. The Debtors are reviewing all of their executory contracts and unexpired leases to determine which executory contracts and unexpired leases they will seek to reject as part of their Chapter 11 Cases. The Bankruptcy Code includes certain deadlines by which debtors must assume or reject unexpired leases of nonresidential real property. Debtors generally have until the end of their Chapter 11 Cases to assume or reject all other executory contracts and unexpired leases, unless the Bankruptcy Court orders an earlier deadline.
On May 6, 2008, an ad-hoc consortium (the “Consortium”) of holders of the Notes, issued by Tropicana Entertainment and Tropicana Finance, filed a motion requesting the appointment of a Chapter 11 trustee (“Chapter 11 Trustee”) in the Debtors’ Chapter 11 Cases (the “Trustee Motion”). The Creditors Committee filed a motion in support of the Trustee Motion. Thereafter, Mr. William Yung, the Company, the Consortium and the Creditors Committee entered into an agreement as follows:
•	Effective July 7, 2008, Mr. Yung permanently and irrevocably resigned from the board of directors of TEH and its direct and indirect Debtor subsidiaries and all other Debtors.

•	Effective July 7, 2008, and notwithstanding any contrary provision of any existing or future operating agreements or bylaws, Mr. William Yung caused TCR to grant a limited irrevocable proxy (the “Voting Proxy”) to the TEH board of directors with respect to that discrete portion of TCR’s rights as an equity holder in TEH which would permit it to remove, replace, or fill any vacancy of, any member of the TEH board of directors or other Debtor boards. The Voting Proxy is binding on any successor in interest to TCR individually or as otherwise designated under any relevant limited liability company agreement.

•	Upon Mr. Yung’s resignation from the board of directors of TEH, Mr. Yung is entitled to contemporaneously receive the same information from TEH that is provided to the Creditors Committee from the Debtors.

•	TCR and Columbia Sussex shall continue to perform their obligations under any existing management and service agreements with the Debtors to the extent requested by the Debtors in light of their transition plan, provided that the Debtors continue to perform their obligations thereunder, and all parties to such agreements retain all of their rights with respect to such agreements under applicable bankruptcy and non-bankruptcy law, and the foregoing shall not preclude exercise of such rights.

•	The Consortium’s Trustee Motion was withdrawn with prejudice (and the Creditors Committee’s joinder in support of the Trustee Motion was similarly withdrawn); provided, however, that either the Consortium or the Creditors Committee may file a new trustee motion, but only if:
(i)	based on postpetition conduct of the Debtors or Mr. Yung; and

(ii)	to specifically enforce any obligations of Mr. Yung or TCR set forth in the above.

On May 14, 2008, the United States Trustee for Region 3, which includes the Bankruptcy Court, appointed the committee of unsecured creditors (the “Creditors Committee”) for the Debtors’ Chapter 11 Cases. Under the Bankruptcy Code, the Creditors Committee is obligated to represent the interests of general unsecured creditors of the Debtors’ estates as a whole. There can be no assurance that the Creditors Committee will support the Debtors’ positions or the Debtors’ plan of reorganization. This and any other disagreements between the Creditors Committee and the Debtors could protract the Chapter 11 process, hinder the Debtors’ ability to operate during the Chapter 11 process and delay the Debtors’ emergence from Chapter 11.
For the duration of the Chapter 11 Cases, the Company’s business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect relationships with customers, suppliers, and employees which, in turn, could adversely affect the going concern value of the Company’s business and of assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on the Company’s business or various creditors, or when the Company will emerge from bankruptcy. The Company’s future results depend upon successfully implementing, on a timely basis, a plan of reorganization.
On May 5, 2008, TE (the “Borrower”) and its debtor affiliates entered into a $67 million Senior Secured Superpriority Debtor in Possession Credit Agreement (the “DIP Credit Facility”), as amended by Amendment No. 1 to the DIP Credit Facility, dated as of May 30, 2008, with Silver Point Finance, LLC (“Silver Point”) as the administrative agent and collateral agent (collectively, the “DIP Agent”) for a syndicate of lenders (including Silver Point). The DIP Credit Facility consists of a delayed draw term loan facility that may be borrowed by the Borrower at any time and from time to time. Once repaid, however, amounts may not be reborrowed.
The DIP Credit Facility carries a floating interest rate which may be, at the option of the Borrower, either at (i) the Alternate Base Rate (as defined in the DIP Credit Facility, with a floor of 5.5%) plus 5.75% or (ii) the Adjusted LIBO Rate (as defined in the DIP Credit Facility, with a floor of 3.5%) plus 6.75%.
The DIP Credit Facility matures on the earlier of September 5, 2009 or the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court.
Borrowings under the DIP Credit Facility are prepayable at the Borrower’s option, provided that (i) $20 million must be borrowed and remain outstanding for a period of at least three months, commencing on the day after entry of the Final DIP Order and (ii) loans repaid within three months of having been borrowed are subject to a prepayment premium calculated to give the lenders the benefit of three months’ worth of interest (at the Alternate Base Rate) on such repaid loans.
The DIP Credit Facility provides the DIP Agent and lenders with a senior priming lien on all of the Borrower’s tangible and intangible assets. In addition, each of the Borrower’s subsidiaries (including the Las Vegas Term land borrowers (“LandCo Debtors”)) are guarantors under the DIP Credit Facility and each has granted a lien on substantially all of its tangible and intangible assets (with certain exceptions pending approval by applicable gaming authorities). The liens granted by the subsidiaries are (a) in the case of the subsidiaries that are Senior Secured Credit Facility borrowers (“OpCo Debtors”), senior priming liens in the case of the subsidiaries that are not LandCo Debtors and (b) in the case of subsidiaries that are LandCo Debtors, liens immediately junior to the liens granted to the LandCo lenders and certain other existing liens. In addition, none of Aztar Indiana Gaming Company, LLC, Columbia Properties Vicksburg LLC, Adamar of New Jersey, Inc. and Manchester Mall, Inc. (collectively, the “Excluded Subsidiaries”) are guarantors of the DIP Credit Facility or has granted any liens on its assets. To the extent that any Excluded Subsidiary ceases to be an Excluded Subsidiary in accordance with the terms of the DIP Credit Facility, however, then such subsidiary is required to become a guarantor and grant liens on its assets.
The DIP Credit Facility includes affirmative, negative and financial covenants that impose restrictions on the OpCo Debtors’ financial and business operations, including their ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. Additionally, the DIP Credit Facility allows the OpCo Debtors to lend up to $15 million to the LandCo Debtors. Furthermore, the DIP Credit Facility requires the OpCo Debtors to incur disbursements subject to a periodically updated and agreed-upon Approved Cash Flow Forecast (as defined in the DIP Credit Agreement) subject to certain variances as set forth in the DIP Credit Facility.

The financial covenants contained in the DIP Credit Facility require the OpCo Debtors to, among other things, (i) maintain a monthly minimum Consolidated Adjusted EBITDA at the levels set forth in the DIP Credit Facility, (ii) maintain a cumulative monthly minimum Consolidated Adjusted EBITDA at the levels set forth in the DIP Credit Facility, (iii) maintain at least $7 million of liquidity determined by reference to their cash balances and available credit under the DIP Credit Facility; and (iv) limit cumulative capital expenditures during each monthly period to the amounts set forth in the DIP Credit Facility.
The DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.
On May 7, 2008, the Bankruptcy Court entered an order (the “Interim DIP Order”) approving on interim basis the DIP Credit Facility. The Interim DIP Order authorized the Borrower to borrow up to $20 million under the DIP Credit Facility, as well as granting the OpCo Debtors the right to utilize the OpCo lenders’ cash collateral in exchange for certain protections afforded to the OpCo lenders, including the Adequate Protection Package (as defined below). On May 30, 2008, the Bankruptcy Court entered the Final DIP Order approving on a final basis the DIP Credit Facility and the Adequate Protection Package, in each cash as amended (in the case of the DIP Credit Facility) or revised (in the case of the Adequate Protection Package) since the Interim DIP Order on terms more favorable to the OpCo Debtors.
The adequate protection package (the “Adequate Protection Package”) for the OpCo lenders (including swap providers) includes, among other things: (i) an agreement by the OpCo Debtors to pay accrued interest on the obligations under or relating to the Senior Credit Facility on a monthly basis and (ii) an agreement by the OpCo Debtors to reimburse certain costs and expenses of the administrative agent under the Senior Credit Facility.
The proceeds of the DIP Credit Facility, together with cash generated from daily operations and cash on hand, will be used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits.

B. CP Laughlin Realty, LLC
Report of Independent Registered Public Accounting Firm
To the Member of
CP Laughlin Realty, LLC
We have audited the accompanying balance sheets of CP Laughlin Realty, LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, member’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred  to above present fairly, in all material respects, the financial position of CP Laughlin Realty, LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 9, on May 5, 2008, the Company has filed for protection under Chapter 11 of the United States Bankruptcy Code. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 9.  The December 31, 2007 financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Cincinnati, Ohio
June 20, 2008

CP LAUGHLIN REALTY, LLC
BALANCE SHEETS
(In thousands)

	As of December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$209	$209
Deferred rent – current portion	820	1,093
Amount due from related parties	7,225	2,125

Total current assets	8,254	3,427

Property and equipment, net	20,373	21,586
Deferred rent, net of current portion	—	820
Intangible assets, net	283	333

Total assets	$28,910	$26,166

Current Liabilities:
Current portion, long-term debt	$—	$2,000
Amounts due to related parties	2,424	1,179

Total current liabilities	2,424	3,179

Long-term debt, net of current portion	—	193,629
Long-term loan from affiliate	15,750	—

Total liabilities	18,174	196,808
Member’s equity (deficit)	10,736	(170,642)

Total liabilities and member’s equity	$28,910	$26,166

The accompanying notes are an integral part of the financial statements.

CP LAUGHLIN REALTY, LLC
STATEMENTS OF INCOME
(In thousands)

	For the year ended December 31,
	2007	2006	2005

Operating Revenue:
Rental income – related party	$4,007	$4,007	$4,007

Operating Expenses:
Guarantee fees – related party	—	—	84
Other	—	(9)	—
Depreciation and amortization	1,263	1,266	1,268

Total operating expenses	1,263	1,257	1,352

Income from operations	2,744	2,750	2,655

Interest expense	1,360	14,950	5,437
Interest allocated to co-borrower	(115)	(13,772)	(4,406)

Net interest expense	1,245	1,178	1,031

Net income	$1,499	$1,572	$1,624

The accompanying notes are an integral part of the financial statements.

CP LAUGHLIN REALTY, LLC
STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(In thousands)

Balance, December 31, 2004	$10,790
Net income for 2005	1,624
Distribution to member in 2005	(349)
Net equity adjustment for debt under co-borrower arrangement	(183,750)

Deficit, December 31, 2005	(171,685)
Net income for 2006	1,572
Distribution to member in 2006	(4,400)
Net equity adjustment for debt under co-borrower arrangement	3,871

Deficit, December 31, 2006	(170,642)
Net income for 2007	1,499
Net equity adjustment for debt under co-borrower arrangement	179,879

Balance, December 31, 2007	$10,736

The accompanying notes are an integral part of the financial statements.

CP LAUGHLIN REALTY, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$1,499	$1,572	$1,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,263	1,266	1,383
Decrease in deferred rent	1,093	1,093	267
Accounts payable, accrued expenses and other liabilities	—	(9)	(101)

Net cash provided by operating activities	3,855	3,922	3,173

Cash Flows from Financing Activities:

Repayment of debt	(15,750)	—	(17,250)
Distribution to member	—	(4,400)	(349)
Proceeds from issuance of long-term debt	—		15,750
Loan from affiliate	15,750	—	—
Repayments from (advances to) related parties	(3,855)	(1,097)	460

Net cash used in financing activities	(3,855)	(5,497)	(1,389)

Net increase (decrease) in cash and cash equivalents	—	(1,575)	1,784
Cash and cash equivalents, beginning of period	209	1,784	—

Cash and cash equivalents, end of period	$209	$209	$1,784

Supplemental disclosure – Cash paid for interest	$—	$1,178	$965

The accompanying notes are an integral part of the financial statements.

CP LAUGHLIN REALTY, LLC
Notes to Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005
1. ORGANIZATION
CP Laughlin Realty, LLC (“Realty” or the “Company”) was formed on August 1, 2003 for the purpose of acquiring and leasing to Columbia Properties Laughlin, LLC (“Laughlin”) the non-gaming assets of the 1,001-room River Palms Hotel and Casino in Laughlin, Nevada (“Hotel and Casino”). Realty commenced operations on September 9, 2003, when the Hotel and Casino was acquired. Laughlin is an affiliate of Realty due to common control of their respective parent entities. Laughlin operates the Hotel and Casino and owns all gaming related equipment and certain other non-gaming equipment. Realty is a wholly owned subsidiary of CSC Holdings, LLC, a subsidiary of Columbia Sussex Corporation (“CSC”). The Company is a co-guarantor under certain financing obligations of an affiliated company (see Note 7).
See Note 9 for information regarding subsequent events, proceedings under Chapter 11 of the Bankruptcy Code.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies followed in the preparation of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
Cash and Cash Equivalents — Cash and cash equivalents consists entirely of cash deposited in a bank account. The FDIC insures amounts up to $100,000 therefore, cash in excess of insured levels is $109,000 as of December 31, 2007 and 2006.
Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the property and equipment on the straight-line method. Estimated useful lives for property and equipment in service range from 10 to 39 years for buildings and building components and 3 to 5 years for equipment. Routine maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts, and the resulting gain or loss is included in operations.
Management reviews the assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate, plus the assets’ residual value to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows. As of December 31, 2007, management did not believe any assets were impaired.
Income Taxes — Realty is a pass through entity for Federal and State income tax purposes. As a pass through entity, the tax attributes pass through to its members, who then owe any related income taxes. As a result, the accompanying statements of income show no income tax expense or benefit. The Company’s reported amounts of net assets exceed the tax basis by approximately $2.7 million and $3.9 million at December 31, 2007 and 2006, respectively.
Contingencies — Realty is subject to various litigation that arises in the ordinary course of business. Based upon information presently available, management believes that resolution of such litigation will not have a material effect on the financial position, results of operations or cash flows of the Company.
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees, however, most purchase and sale agreements have stated maximum liabilities. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, the Company maintains insurance coverage that mitigates any potential payments to be made.

Recently Issued Accounting and Reporting Standards
Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for the Company beginning January 1, 2008. The Company is currently assessing the impact of adoption of SFAS No. 157 on its financial statements and results of operations.
3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	December 31,
	2007	2006

Buildings	$15,264	$15,264
Equipment	4,988	4,988

	20,252	20,252
Less accumulated depreciation	(4,879)	(3,666)

	15,373	16,586
Land	5,000	5,000

Property and equipment, net	$20,373	$21,586

4. INTANGIBLE ASSETS
The Company’s management determined the fair value of the trade name at the time of acquisition was $500,000 based on estimated future cash flows under the lease agreement with Laughlin. This is the Company’s only intangible asset. Amortization of the intangible asset is computed on a straight-line basis over ten years, the estimated useful life. Management periodically assesses the amortization period of the intangible asset based upon an estimate of future cash flows from related operations. Amortization expense was $50,000 for the year ending December 31, 2007 and 2006.
Intangible assets consist of the following:

(in thousands)	December 31,
	2007	2006

Trade name	$500	$500

Accumulated amortization	(217)	(167)

Intangible assets, net	$283	$333

The Company’s estimate of future amortization expense for the next five years related to the amortizable intangible asset is as follows:

(in thousands)
2008	$50
2009	50
2010	50
2011	50
2012	50
Thereafter	33

5. LONG-TERM DEBT:
Long-term debt consists of the following:

(in thousands)	December 31,
	2007	2006

Credit Facility, Term Loan A due 2010	$—	$96,879
Credit Facility, Term Loan B due 2011	—	98,750

	—	195,629
Less current portion of term loan	—	(2,000)

Total long-term debt	$—	$193,629

During 2005, the Company and certain other co-borrower affiliated companies including Laughlin and Tropicana Casino & Resorts (“TCR”) (f.k.a. Wimar Tahoe Corporation (“WTC”)), a company controlled by Mr. William J. Yung, III, borrowed a total of $200 million under a Credit Facility which provided for a Term Loan A borrowing of $100 million for the purchase of two casinos owned by TCR, retirement of existing debt, financing costs and other corporate purposes, and a Term Loan B borrowing of $100 million for the purchase of another casino owned by TCR and financing costs. The Company’s allocated portion of Term Loan A is $15.8 million which equaled the amount of its debt that was refinanced. However, since the Company was a co-borrower under the Credit Facility, the entire outstanding balance was recorded as long-term debt with an adjustment to member’s equity. Also, the interest expense shown on the 2007, 2006 and 2005 statements of income includes all interest expense related to the Credit Facility with an allocation to TCR for the portion of interest expense related to the Credit Facility outstanding balance not allocated to the Company. The Credit Facility also provided for a Revolving Loan of up to $50 million, none of which was drawn at December 31, 2006. Term Loan A and B were repaid January 3, 2007 with the proceeds of the borrowings described in Note 7 below. At the time of repayment an adjustment to member’s equity of $179.9 million was recorded to reflect TCR’s repayment of Term Loan A and B.
In connection with the repayment of its allocated portion of Term Loan A, the Company borrowed $15.8 million from Tropicana Entertainment, LLC (“TE”), an affiliated entity on January 3, 2007. The loan matures on January 3, 2009 and accrues interest at the thirty-day LIBO Rate plus 2.5%. No principal payments are due until maturity.
6.  RELATED PARTY TRANSACTIONS
Realty leases real estate and non-gaming furnishings and equipment to an affiliated subsidiary of TE, River Palms Casino in Laughlin, Nevada (“Laughlin”) under a triple net lease arrangement whereby Laughlin is responsible for all costs associated with the property leased, including real estate and property taxes, insurance, maintenance and utility costs. Realty is responsible for any major repairs that exceed $50,000 individually or aggregate related repairs totaling over $250,000 in any one year. Laughlin is responsible for all other repairs, cosmetic renovations and equipment replacements. The lease commenced on September 9, 2003 and ends on December 31, 2008. Rent for the period from September 9, 2003 to November 30, 2003 was equal to the interest cost incurred by Realty on its debt. Rent commencing December 1, 2003 of $125,000 per month was due through November 2004; from December 2004 to November 2005 monthly rent was $350,000, and thereafter monthly rent is $425,000. Accounting principles generally accepted in the United States of America require that rental income be recognized on a straight-line basis over the entire term of the lease, therefore, the monthly income for rent under the lease is $334,000. The Company has recorded $820,000 and $1.9 million as deferred rent at December 31, 2007 and 2006. This represents rent payments to be received in the future in excess of the rental income to be recognized. Amounts in excess of rental income to be recognized within one year are recorded as a current asset. As of December 31, 2007 and 2006, Laughlin owes Realty $7.2 million and $2.1 million respectively, for unpaid rent.
7. GUARANTEE AGREEMENT
The Company is a co-guarantor under certain long-term debt obligations of TE, an affiliated entity. The Company and TE are affiliated through common ownership. In December 2006, TE issued $960.0 million of 9.625% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility comprised of a $1.53 billion senior secured term loan (“Loan”) and a $90.0 million senior secured revolving credit facility (“Revolver”), all of which are guaranteed jointly and severally by certain subsidiaries of TE, JMBS Casino LLC (“JMBS”), Columbia Properties Vicksburg LLC (“Vicksburg”), and the Company (collectively the “Affiliate Guarantor”).
As an Affiliate Guarantor under the Notes and Credit Facility, Realty is subject to restrictive covenants imposing significant operating and financial restrictions on Realty’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.

The denial of Tropicana Entertainment’s gaming license for the Atlantic City Casino by the New Jersey Casino Control Commission caused an immediate default under the Senior Credit Facility and the subsequent transfer of assets of the Atlantic City Casino to a Trustee caused a default under the Notes of which Realty is an Affiliate Guarantor. TE was able to reach Forbearance Agreements with the lenders under both the Notes and the Senior Credit Facility which delayed acceleration of these debt obligations. However, on May 5, 2008, as described in Note 9, TE and the Company filed for bankruptcy. The filing for bankruptcy stayed these lenders from taking further action to accelerate the debt, however the Company still remains obligated for the eventual repayment of this debt as may be provided for in any plan of reorganization that is eventually approved by the Bankruptcy Court.
Although the Indenture and the credit documentation governing the Credit Facility limit the ability of Realty to make distributions, Realty is permitted to make distributions to its owners to allow them to pay income taxes on their allocated income from Realty’s operations. Realty intends to make these permitted tax distributions to its owners in the future to the extent permitted under the Indenture and the credit documentation governing the Credit Facility, subject to Bankruptcy Court approval.
8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the condensed quarterly financial data for the years ended December 31, 2007 and 2006:

(in thousands)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	March 31	June 30	September 30	December 31	Annual

2007
Revenues	$1,002	$1,002	$1,002	$1,001	$4,007
Income from operations	685	688	686	685	2,744
Net income	383	380	379	357	1,499

2006
Revenues	$1,002	$1,002	$1,002	$1,001	$4,007
Income from operations	798	569	689	694	2,750
Net income	508	270	378	416	1,572
9.  SUBSEQUENT EVENTS
Proceedings Under Chapter 11 of the Bankruptcy Code
On May 5, 2008, Tropicana Entertainment, LLC (“TE”), Tropicana Entertainment Intermediate Holdings, LLC, JMBS Casino, LLC, Columbia Properties Vicksburg, LLC, CP Laughlin Realty, LLC , and certain of Tropicana Entertainment’s subsidiaries (collectively, the “Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) (Lead Case No. 08-10856) (collectively, the “Chapter 11 Cases”). The following discussion provides general background information regarding the Cases, but is not intended to be a comprehensive summary. For additional information regarding the effect of these Chapter 11 Cases on the Debtors, readers of this report should refer to the Bankruptcy Code. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court.

On May 6, 2008, TE received approval from the Bankruptcy Court of its “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, TE received approval to continue wage and salary payments and other benefits to employees; to continue to honor customer programs as well as certain related prepetition customer obligations; and to pay certain prepetition trade claims held by critical vendors. The Company will continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.
Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of the Company’s common stock are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.
At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

C.	Columbia Properties Vicksburg, LLC
Report of Independent Registered Public Accounting Firm
To the Members of
Columbia Properties Vicksburg, LLC
We have audited the accompanying balance sheets of Columbia Properties Vicksburg, LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred  to above present fairly, in all material respects, the financial position of Columbia Properties Vicksburg, LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Columbia Properties Vicksburg, LLC will continue as a going concern. As more fully described in Note 10, on May 5, 2008, the Company has filed for protection under Chapter 11 of the United States Bankruptcy Code. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 10. The December 31, 2007 financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Cincinnati, Ohio
June 20, 2008

COLUMBIA PROPERTIES VICKSBURG, LLC
BALANCE SHEET

(in thousands)	As of December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$3,470	$3,709
Accounts receivable	68	35
Amount due from related parties	516	152
Prepaid expenses and other assets	850	490

Total current assets	4,904	4,386
Property and equipment, net	27,737	30,289
Goodwill	590	590
Intangible assets, net	709	1,149
Loans to Tropicana Entertainment, LLC, an affiliate, net of reserve of $7,000 in 2007	—	—
Other assets, net	126	126

Total assets	$34,066	$36,540

Current Liabilities:
Accounts payable	$1,068	$1,058
Accrued expenses and other liabilities	4,333	3,243
Amounts due to related parties	1,534	857

Total current liabilities	6,935	5,158
Long-term portion of lease liability	2,254	2,406

Total liabilities	9,189	7,564
Members’ equity	24,877	28,976

Total liabilities and members’ equity	$34,066	$36,540

The accompanying notes are an integral part of the financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
STATEMENTS OF INCOME

(in thousands)	For the year ended December 31,
	2007	2006	2005
Operating Revenues:
Casino	$28,570	$32,427	$31,364
Rooms	1,533	1,921	1,738
Food and beverage	3,344	4,423	4,088
Other casino and hotel	743	731	559

Total operating revenues	34,190	39,502	37,749
Less promotional allowances	(4,275)	(5,903)	(4,978)

Net operating revenues	29,915	33,599	32,771

Operating Expenses:
Casino	6,088	7,201	6,948
Rooms	1,271	981	974
Food and beverage	3,138	4,048	3,660
Other casino and hotel	143	133	116
Utilities	963	1,202	1,010
Marketing, advertising, promotions	2,688	3,167	3,090
Repairs and maintenance	682	1,347	1,195
Insurance	552	733	352
Property and local taxes	672	596	504
Gaming taxes and licenses	3,486	4,040	3,994
Administrative and general	2,555	3,075	2,606
Leased land and facilities	1,027	748	1,011
Loss on disposition of assets	29	273	—
Depreciation and amortization	3,533	3,413	3,033
Reserve pertaining to loans to affiliate	7,000	—	—

Total operating expenses	33,827	30,957	28,493

Income from operations	(3,912)	2,642	4,278
Interest expense, net	(187)	(1,118)	(1,168)

Net income (loss)	$(4,099)	$1,524	$3,110

The accompanying notes are an integral part of the financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(in thousands)

Balance, January 1, 2005	$13,642
Net income for 2005	3,110
Distribution to members in 2005	(1,450)

Balance, December 31, 2005	15,302
Net income for 2006	1,524
Distributions to members in 2006	(350)
Contributions by members in 2006	12,500

Balance, December 31, 2006	28,976
Net loss for 2007	(4,099)

Balance, December 31, 2007	$24,877

The accompanying notes are an integral part of the financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
STATEMENTS OF CASH FLOWS

(in thousands)	For the year ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(4,099)	$1,524	$3,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,533	3,441	3,061
Reserve pertaining to loans to affiliate	7,000	—	—
Loss from disposition of assets	29	273	—
Changes in current assets and current liabilities:
Decrease in lease liability	(152)	(314)	(101)
Accounts receivable	(33)	18	(5)
Prepaid expenses and other assets	(361)	(187)	(41)
Accounts payable, accrued expenses and other liabilities	1,100	(673)	2,044

Net cash provided by operating activities	7,017	4,082	8,068
Cash Flows from Investing Activities:
Additions of property and equipment	(569)	(1,176)	(3,368)
Other	—	107	—

Net cash used in investing activities	(569)	(1,069)	(3,368)
Cash Flows from Financing Activities:
Payments on long-term debt	—	(17,143)	(2,857)
Advances from (to) related parties	313	617	(256)
Distribution to members	—	(350)	(1,450)
Contribution by members	—	12,500	—
Loans to Tropicana Entertainment, LLC, an affiliate	(7,000)	—	—

Net cash used in financing activities	(6,687)	(4,376)	(4,563)

Net increase (decrease) in cash and cash equivalents	(239)	(1,363)	137
Cash and cash equivalents, beginning of year	3,709	5,072	4,935

Cash and cash equivalents, end of year	$3,470	$3,709	$5,072

Supplemental disclosure — cash paid for interest	$—	$1,294	$1,095

The accompanying notes are an integral part of the financial statements.

COLUMBIA PROPERTIES VICKSBURG, LLC
Notes to Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005
1. ORGANIZATION
Columbia Properties Vicksburg, LLC (the “Company”) was created January 23, 2003, for acquiring the riverboat gaming operation in Vicksburg, Mississippi operating as Horizon Casino Hotel Vicksburg (the “Casino”). The Casino operation includes approximately 20,900 square feet of gaming space, a 117-room hotel, 695 slot machines, 11 table games, 8 poker games and 345 employees as of December 31, 2007. The Company is a co-guarantor under certain financing obligations of an affiliated company, Tropicana Entertainment, LLC (“TE”). (see Note 8).
On November 12, 2007, the Company entered into an Agreement of Sale with Nevada Gold Vicksburg, LLC pursuant to the terms of which the Company agreed to sell substantially all of its assets for $35 million in cash. Under certain circumstances the buyer can require the Company to accept up to $5 million of the sale price in the form of a note with a term of three years. The closing of the sale is subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. The expected outside date for the closing of the sale is August 31, 2008. In the event that the Company completes the sale, it is expected that the proceeds will be loaned to TE and used to repay indebtedness under the Senior Credit Facility of TE, in accordance with the terms of such facility.
See Note 10 for information regarding subsequent events, proceedings under Chapter 11 of the Bankruptcy Code.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies followed in the preparation of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
Cash and Cash Equivalents — Cash and cash equivalents include cash, certificates of deposit, money market funds and other highly liquid investments with maturities at date of purchase of three months or less.
Accounts Receivable — Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained, if necessary, to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance, if any, is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.
Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the property and equipment on the straight-line method. Estimated useful lives for property and equipment in service range from 5 to 45 years. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset.
Routine maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts, and the resulting gain or loss is included in operations.
Management reviews casino and hotel assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate, plus the assets’ residual value to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then the hotel and casino assets are written down to fair value. Fair value is determined based on discounted cash flows. As of December 31, 2007, management did not believe any assets were impaired.

Fair Value of Financial Instruments — The fair value of current assets and liabilities approximates their reported carrying amounts.
Customer Loyalty Program — The Company provides certain customer loyalty programs at its casino, which rewards customers for gaming play. Under the programs customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the individual casino programs, for cash, goods and services. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as they are earned. The cost is recorded as promotional allowances. For points that may be redeemed for goods or services, the Company estimates the cost and accrues for this expense as the points are earned from gaming play and are recorded as casino expense. The estimated cost is based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points will be redeemed.
Self Insurance — The Company is self insured for general liability and workers compensation claims up to $1.0 million per occurrence. The Company has recorded liability for estimated claims within this retention level of $1.2 million and $0.8 million at December 31, 2007 and 2006, respectively.
Advertising Costs - Costs for advertising are expensed as incurred. Advertising costs that were expensed during the year ending December 31, 2007, 2006 and 2005 were $1.3 million, $1.7 million and $1.5 million respectively.
Revenue Recognition and Promotional Allowances — The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Rooms, food and beverage and other casino and hotel revenues are recognized as earned, which is at the time the goods or services are provided. The retail value of accommodations, food and beverage, and other services provided to customers without charge are included in operating revenue and then charged to promotional allowances. Promotional allowances also include “cash back” awards (cash coupons, rebates or refunds) which totaled $474,000, $198,000 and $276,000 during 2007, 2006 and 2005 respectively.
Taxes Collected from Customers and Remitted to Governmental Authorities — The Company collects various taxes for government authorities in the normal course of our business. Our revenues are reported net of any taxes collected.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. The Company maintains its cash balances in a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $0.8 million and $1.2 million at December 31, 2007 and 2006, respectively.
Contingencies — The Company is subject to various litigation that arises in the ordinary course of business. Based upon information presently available, management believes that resolution of such litigation will not have a material effect on the financial position, results of operations or cash flows of the Company.
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees, however, most purchase and sale agreements have stated maximum liabilities. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, the Company maintains insurance coverage that mitigates any potential payments to be made.
Benefit Plan — The Company has adopted a defined contribution pension plan sponsored by Columbia Sussex Corporation (“CSC”), a company controlled by the sole shareholder of the Company’s sole manager, which operates under the provisions of Internal Revenue Code Section 401(k). The plan is available to all employees who meet certain eligibility requirements. The Company’s contributions are to employees based on the level of employee contributions and are funded annually. The Company’s contribution was $6,000, $8,000 and $7,000 in 2007, 2006 and 2005, respectively.
Inventories — Inventories consisting principally of food, beverage and operating supplies are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. No other costs are allocated to inventory. Inventory balances included in “Prepaid expenses and other assets” on the balance sheet are $89,000 and $55,000 as of December 31, 2007 and 2006, respectively.

Income Taxes — The Company is a pass through entity for Federal and State income tax purposes. As a pass through entity, the tax attributes pass through to its members, who then owe any related income taxes. As a result, the accompanying statements of income show no income tax expense or benefit. The Company’s reported book amounts of net assets is exceeded by the tax basis by approximately $4.6 million and $3.2 million at December 31, 2007 and 2006, respectively.
Reclassifications — Certain items in the prior period financial statements were reclassified to conform to the current year presentation.
Recently Issued Accounting and Reporting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal year 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS No. 157 on its financial statements and results of operations.
3. PROPERTY AND EQUIPMENT

(in thousands)	December 31,
	2007	2006
Barge	$2,483	$2,309
Buildings and improvements	23,110	22,939
Furniture and equipment	10,599	10,425

	36,192	35,673
Less accumulated depreciation	(11,081)	(8,010)

	25,111	27,663
Land	2,626	2,626

Property and equipment, net	$27,737	$30,289

Depreciation expense was $3.1 million, $3.0 million and $2.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.
4. GOODWILL AND INTANGIBLE ASSETS
In connection with the acquisition of the Casino in October of 2003, the Company acquired $2.5 million of identified intangible assets and recorded $590,000 of goodwill. The estimates of fair value used in the purchase price allocation were determined by the Company’s management. Amortization is computed on a straight-line basis for intangible assets with definite lives over an estimated useful life of 5 to 35 years. Amortization expense was $440,000, $410,000 and $397,000 for the years ending December 31, 2007 2006 and 2005, respectively.
Goodwill and intangible assets consist of the following:

(in thousands)	December 31,
	2007	2006
Goodwill	$590	$590

Amortizing intangible assets:
Player lists	$1,795	$1,795
Other amortizing intangibles	747	747
Less accumulated amortization	(1,833)	(1,393)

Total intangible assets, net	$709	$1,149

The Company’s estimate of future amortization expense for the next five years related to the amortizable intangible assets is as follows:

(in thousands)
2008	$368
2009	20
2010	20
2011	20
2012	20
Thereafter	261

Total	$709

5. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

(in thousands)	December 31,
	2007	2006

Accrued payroll and employee benefits	$758	$669
Insurance reserves	1,171	755
Gaming related accruals	1,565	1,023
Real estate taxes	637	596
Accrued lease liability	152	152
Other accruals	50	48

Accrued expenses and other liabilities	$4,333	$3,243

6.  RELATED PARTY TRANSACTIONS
CSC has provided a guarantee related to the Company’s performance under the lease with the City of Vicksburg (“City”) (see Note 7), CSC provides various administrative and accounting services to the Company under an administrative services agreement. CSC charged the Company $120,000 for these management services in 2007, 2006 and 2005. The Company owes CSC $859,000 and $372,000 as of December 31, 2007 and 2006, respectively related to these service agreements.
The Company licenses the use of the name “Horizon” from TE, a company controlled by the sole manager of the Company. The trademark license agreement is for ten years and provides for an annual fee of $12,000. The Company owes TE $184,000 and $162,000 as of December 31, 2007 and 2006, respectively.
TE borrowed $7.0 million from CP Vicksburg in 2007. The proceeds of the loans were used by TE to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes. The loans, which are expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrue interest at the rate of 12.0% per annum and mature on January 1, 2015. No interest payments are required to be made under the loans until they mature. Due to the bankruptcy filing of Tropicana Entertainment (Note 10), the ability to collect under this loan is uncertain, the associated principal has been fully reserved and the accrued interest ($187,000) has been reserved.
7. LEASE COMMITMENTS
The Company assumed an agreement with the City that permitted the development of the Company’s hotel and casino and provided for ongoing payments to the City. The agreement expires in 2033 and provides that certain parcels of land, primarily parking, casino dockage and casino entry parcels revert back to the City upon termination of the agreement. Monthly amounts owed to the City include a fixed annual payment of $563,000, subject to adjustment for changes in the consumer price index (base year 2003), and 1.5% percentage of net revenue, as defined in the agreement (primarily gaming and food and beverage revenues). The Company’s performance under this agreement is guaranteed by CSC. The Company also has various short-term operating equipment leases.
The lease liability reflected in the accompanying balance sheets represents the amount needed to adjust the future lease payments to current market rents, based on appraisal at the date of purchase, and is being amortized over the remaining term of the original assumed lease agreement with the City of Vicksburg (twenty years) on a straight-line basis.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows:

(in thousands)
2008	$563
2009	563
2010	563
2011	563
2012	563
8. GUARANTEE AGREEMENT
The Company is a co-guarantor under certain long-term debt obligations of TE, an affiliated entity. The Company and TE are affiliated through common ownership. In December 2006, TE issued $960.0 million of 9.625% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility comprised of a $1.53 billion senior secured term loan (“Loan”) and a $90.0 million senior secured revolving credit facility (“Revolver”), all of which are guaranteed jointly and severally by certain subsidiaries of TE, JMBS Casino LLC (“JMBS”), CP Laughlin Realty LLC (“Realty”), and the Company (collectively the “Affiliate Guarantor”).
As an Affiliate Guarantor under the Notes and Credit Facility, Vicksburg is subject to restrictive covenants imposing significant operating and financial restrictions on Vicksburg’s ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.
The denial of Tropicana Entertainment’s gaming license for the Atlantic City Casino by the New Jersey Casino Control Commission caused an immediate default under the Senior Credit Facility and the subsequent transfer of assets of the Atlantic City Casino to a Trustee caused a default under the Notes of which Vicksburg is an Affiliate Guarantor. TE was able to reach Forbearance Agreements with the lenders under both the Notes and the Senior Credit Facility which delayed acceleration of these debt obligations. However, on May 5, 2008, as described in Note 9, TE and the Company filed for bankruptcy. The filing for bankruptcy stayed these lenders from taking further action to accelerate the debt, however the Company still remains obligated for the eventual repayment of this debt as may be provided for in any plan of reorganization that is eventually approved by the Bankruptcy Court.
Although the Indenture and the credit documentation governing the Credit Facility limit the ability of Vicksburg to make distributions, Vicksburg is permitted to make distributions to its owners to allow them to pay income taxes on their allocated income from Vicksburg’s operations. Vicksburg intends to make these permitted tax distributions to its owners in the future to the extent permitted under the Indenture and the credit documentation governing the Credit Facility, subject to Bankruptcy Court approval.
9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the condensed quarterly financial data for the years ended December 31, 2007 and 2006:

(In thousands)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	March 31	June 30	Sept. 30	Dec. 31	Annual
2007
Revenues	$8,511	$7,078	$7,425	$6,901	$29,915
Income (loss) from operations	1,746	63	1,059	(6,780)	(3,912)
Income (loss) from continuing operations	1,746	63	1,064	(6,972)	(4,099)
Net income (loss)	$1,746	$63	$1,064	$(6,972)	$(4,099)

2006
Revenues	$10,042	$8,730	$7,650	$7,177	$33,599
Income from operations	2,430	432	139	(359)	2,642
Income (loss) from continuing operations	1,908	(53)	224	(555)	1,524
Net income	$1,908	$(53)	$224	$(555)	$1,524
In the fourth quarter of 2007, the Company charged to expense $7.0 million to establish a full reserve related to its loan to TE; the Company also reversed $62,000 of interest income that had been recorded in previous quarters of 2007 related to the loan.

10.  SUBSEQUENT EVENTS
Proceedings Under Chapter 11 of the Bankruptcy Code
On May 5, 2008, Tropicana Entertainment, LLC (“TE”), Tropicana Entertainment Intermediate Holdings, LLC, JMBS Casino, LLC, Columbia Properties Vicksburg, LLC, CP Laughlin Realty, LLC , and certain of Tropicana Entertainment’s subsidiaries (collectively, the “Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) (Lead Case No. 08-10856) (collectively, the “Chapter 11 Cases”). The following discussion provides general background information regarding the Chapter 11 Cases, but is not intended to be a comprehensive summary. For additional information regarding the effect of these Chapter 11 Cases on the Debtors, readers of this report should refer to the Bankruptcy Code. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court.
On May 6, 2008, TE received approval from the Bankruptcy Court of its “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, TE received approval to continue wage and salary payments and other benefits to employees; to continue to honor customer programs as well as certain related prepetition customer obligations; and to pay certain prepetition trade claims held by critical vendors. The Company will continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.
Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of the Company’s common stock are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.
At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

D.	JMBS Casino, LLC
Report of Independent Registered Public Accounting Firm
To the Member of
JMBS Casino, LLC
We have audited the accompanying balance sheets of JMBS Casino, LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred  to above present fairly, in all material respects, the financial position of JMBS, LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that JMBS, LLC will continue as a going concern. As more fully described in Note 11, on May 5, 2008, the Company has filed for protection under Chapter 11 of the United States Bankruptcy Code. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 11.  The December 31, 2007 financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Cincinnati, Ohio
June 20, 2008

JMBS CASINO, LLC
BALANCE SHEET

(in thousands)	As of December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$3,369	$4,035
Accounts receivable	36	25
Amount due from related parties	525	133
Prepaid expenses and other assets	291	509

Total current assets	4,221	4,702
Property and equipment, net	19,885	15,899
Goodwill	16,732	16,732
Intangible assets, net	20	120
Other assets, net	374	359
Loan to Tropicana Entertainment, LLC, an affiliate net of reserve of $5,000 in 2007	—	—
Assets of discontinued operations	—	100

Total assets	$41,232	$37,912

Current Liabilities:
Accounts payable	$907	$686
Accrued expenses and other liabilities	1,907	1,585
Amounts due to related parties	405	84

Total current liabilities	3,219	2,355
Member’s equity	38,013	35,557

Total liabilities and member’s equity	$41,232	$37,912

The accompanying notes are an integral part of the financial statements.

JMBS CASINO, LLC
STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands)	2007	2006	2005
Operating Revenues:
Casino	$29,386	$30,545	$30,607
Rooms	430	353	428
Food and beverage	463	757	929
Other casino and hotel	410	183	141

Total operating revenues	30,689	31,838	32,105
Less promotional allowances	(4,111)	(4,221)	(4,295)

Net operating revenues	26,578	27,617	27,810
Operating Expenses:
Casino	5,705	5,740	5,107
Rooms	366	201	204
Food and beverage	605	529	497
Other casino and hotel	18	—	—
Utilities	520	667	592
Marketing, advertising and casino promotions	857	913	909
Repairs and maintenance	500	714	677
Insurance	575	568	356
Property and local taxes	493	523	531
Gaming taxes and licenses	3,588	3,709	3,771
Administrative and general	2,132	1,694	1,925
Leased land and facilities	880	914	909
Loss (gain) on disposition of assets	117	—	—
Depreciation and amortization	1,717	2,918	2,915
Reserve pertaining to loans to affiliate	5,000	—	—

Total operating expenses	23,073	19,090	18,393

Income from operations	3,505	8,527	9,417
Other Income (Expense):
Interest income, net	—	80	33
Interest expense	—	(416)	(565)
Other loss	—	(10)	—

Total other income (expense)	—	(346)	(532)

Income from continuing operations	3,505	8,181	8,885
Discontinued operations	—	(44)	(430)

Net income	$3,505	$8,137	$8,455

The accompanying notes are an integral part of the financial statements.

JMBS CASINO, LLC
STATEMENT OF CHANGES IN MEMBER’S EQUITY

(In thousands)
Balance, January 1, 2005	$34,070
Net income for 2005	8,455
Distribution to member in 2005	(9,730)

Balance, December 31, 2005	32,795
Net income for 2006	8,137
Distributions to member in 2006	(6,125)
Contributions by member in 2006	750

Balance, December 31, 2006	35,557
Net income for 2007	3,505
Distribution to member in 2007	(1,049)

Balance, December 31, 2007	$38,013

The accompanying notes are an integral part of the financial statements.

JMBS CASINO, LLC
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$3,505	$8,137	$8,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,717	2,978	2,975
Reserve pertaining to loans to affiliate	5,000
Impairment loss on discontinued operations	—	44	430
Loss on disposal of assets	117	—	—
Changes in current assets and current liabilities:
Accounts receivable	(11)	15	(3)
Prepaid expenses and other assets	203	(187)	26
Accounts payable, accrued expenses and other liabilities	543	272	1

Net cash provided by operating activities	11,074	11,259	11,884
Cash Flows from Investing Activities:
Additions of property and equipment	(6,572)	(167)	(109)
Other	—	(19)	—
Proceeds from disposal of assets	852
Proceeds from sale of assets of discontinued operations	100	—	—

Net cash used in investing activities	(5,620)	(186)	(109)
Cash Flows from Financing Activities:
Payments on long-term debt	—	(7,066)	(3,506)
Advances from (to) related parties	(71)	(32)	(125)
Loan to Tropicana Entertainment, LLC, an affiliate	(5,000)	—	—
Distributions to member	(1,049)	(6,125)	(9,730)
Contributions from member	—	750	—

Net cash used in financing activities	(6,120)	(12,473)	(13,361)

Net increase (decrease) in cash and cash equivalents	(666)	(1,400)	(1,586)

Cash and cash equivalents, beginning of period	4,035	5,435	7,021

Cash and cash equivalents, end of period	$3,369	$4,035	$5,435

Supplemental disclosure – cash paid for interest	—	$400	$581

The accompanying notes are an integral part of the financial statements.
1. ORGANIZATION
JMBS Casino, LLC (the “Company”) was formed on January 23, 2002 for the purpose of acquiring a riverboat gaming operation in Greenville, Mississippi operating as Bayou Caddy’s Jubilee Casino (the “Casino”). The Company also owns and operates the Greenville Inn and Suites and owned and had operated the Key West Inn (the “Hotel”). The Company owns and operates approximately 28,500 square feet of gaming space with 632 slot machines, 13 tables and 41 hotel rooms, with 251 employees, as of December 31, 2007. On May 1, 2004, the Company closed the Key West Inn, which was subsequently sold on April 10, 2007. The estimated fair value of the hotel is recorded as assets of discontinued operations at December 31, 2006 in the accompanying balance sheets. The Company is a co-guarantor under certain financing obligations of an affiliated company. (see Note 7)
See Note 11 for information regarding subsequent events, proceedings under Chapter 11 of the Bankruptcy Code.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies followed in the preparation of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of management’s estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates. Amounts are presented in thousands of dollars unless indicated otherwise.
Cash and Cash Equivalents — Cash and cash equivalents include cash, certificates of deposit, money market funds and other highly liquid investments with maturities at date of purchase of three months or less.
Accounts Receivable — Accounts receivable, including casino and hotel trade receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Allowance for doubtful accounts was $22,000 and $25,000 as of December 31, 2007 and 2006 respectively.
Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the property and equipment on the straight-line method. Estimated useful lives for property and equipment in service range from 10 to 30 years for buildings and building components and 5 to 10 years for equipment. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset.
Routine maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts, and the resulting gain or loss is included in operations.
Management reviews casino and hotel assets for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate, plus the assets’ residual value to the carrying amount of the assets. If the operation is determined to be unable to recover the carrying amount of its assets, then the hotel and casino assets are written down to fair value. Fair value is determined based on discounted cash flows.
Fair Value of Financial Instruments — The fair value of current assets and liabilities approximates their reported carrying amounts.
Customer Loyalty Program – The Company provides certain customer loyalty programs at its casino, which rewards customers for gaming play. Under the programs customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the individual casino programs, for cash, goods and services. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as they are earned. The cost is recorded as promotional allowances. For points that may be redeemed for goods or services, the Company estimates the cost and accrues for this expense as the points are earned from gaming play and are recorded as casino expense. The estimated cost is based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points will be redeemed.
Advertising Costs - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which varies from one to six months. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 31, 2007 and 2006. Advertising costs that were expensed during the year ending December 31, 2007, 2006 and 2005 were $291,000, $249,000 and $263,000 respectively.
Revenue Recognition and Promotional Allowances — The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Rooms, food and beverage and other casino and hotel revenues are recognized as earned, which is at the time the goods or services are provided. The retail value of accommodations, food and beverage, and other services provided to customers without charge are included in operating revenue and then charged to promotional allowances. Promotional allowances also include “cash back” awards (cash coupons, rebates or refunds) which totaled $2.0 million, $3.6 million and $3.4 million in 2007, 2006 and 2005 respectively.
Taxes Collected from Customers and Remitted to Governmental Authorities — The Company collects various taxes for government authorities in the normal course of our business. Our revenues are reported net of any taxes collected.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $0.8 million and $1.3 million at December 31, 2007 and 2006 respectively. Members’ equity exceeds loans to affiliates.
Contingencies — The Company is subject to various litigation that arises in the ordinary course of business. Based upon information presently available, management believes that resolution of such litigation will not have a material effect on the financial position, results of operations or cash flows of the Company.
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees, however, most purchase and sale agreements have stated maximum liabilities. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, the Company maintains insurance coverage that mitigates any potential payments to be made.
Inventories – Inventory consists mainly of administrative supplies, foods and beverages. They are recorded at cost and expensed as used on a first in, first out basis. No other costs are allocated to inventories. Inventory balances included in “Prepaid expenses and other assets” on the balance sheet was $57,000 and $22,000 as of December 31, 2007 and 2006, respectively.
Income Taxes — The Company is a pass through entity for Federal and State income tax purposes. As a pass through entity, the tax attributes pass through to its members, who then owe any related income taxes. As a result, the accompanying statements of income show no income tax expense or benefit. The Company’s reported amounts of net assets exceed the tax basis by approximately $5.9 and $8.3 million at December 31, 2007 and 2006, respectively.
Reclassifications — Certain items in the prior period financial statements were reclassified to conform to the current year presentation.
Recently Issued Accounting and Reporting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal year 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS No. 157 on its financial statements and results of operations.
3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(In thousands)	December 31,
	2007	2006
Barge	$15,172	$15,007
Buildings and improvements	7,776	2,753
Furniture and equipment	8,029	7,847

Total	30,977	25,607
Less accumulated depreciation	(11,532)	(10,148)
Land	440	440

Property and equipment, net	$19,885	$15,899

Depreciation expense was $1.6 million, $2.3 million and $2.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

4. GOODWILL AND INTANGIBLE ASSETS
In connection with the acquisition of the Casino and the Hotels, the Company acquired $3.0 million of identified intangible assets and recorded $16.7 million of goodwill. The estimates of fair value used in the purchase price allocation were determined by the Company’s management based on information furnished by an independent appraiser. Amortization is computed on a straight-line basis for intangible assets with definite lives over an estimated useful life of five years.
Goodwill and intangible assets consist of the following:

(In thousands)	December 31,
	2007	2006
Goodwill	$16,732	$16,732

Intangible assets:
Amortizing intangible assets:
Non-compete agreement (five year useful life)	3,000	3,000

Accumulated amortization	(3,000)	(2,900)
Net amortizing intangible assets	—	100
Non-amortizing intangible assets-trademark and other	20	20

Total intangible assets, net	$20	$120

Amortization expense was $100,000, $600,000 and $600,000 in the years ended December 31, 2007, 2006 and 2005 respectively. As the amortizable intangible assets are fully amortized as of December 31, 2007, no future amortization expense is expected.
5.  DISCONTINUED OPERATIONS
On May 1, 2004, the Company closed the Key West Inn, a 56-room hotel, and listed the hotel for sale. The Company recorded impairment losses of $0, $44,000 and $430,000 in 2007, 2006 and 2005, respectively, to adjust the carrying value of this hotel to its estimated fair value. The hotel was sold in April 2007 for $100,000. The assets related to this hotel at December 31, 2006 are reported as “Assets of Discontinued Operations” in the accompanying balance sheets. The operating results for the Key West Inn and the loss on impairment are recorded as “Loss from Discontinued Operations” in the accompanying statements of income. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying statement of cash flows.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

(In thousands)	December 31,
	2007	2006
Accrued payroll and employee benefits	$475	$406
Insurance reserves	393	192
Gaming related accruals	483	349
Real estate taxes	488	523
Other accruals	68	115

Accrued expenses and other liabilities	$1,907	$1,585

7. GUARANTEE AGREEMENT
The Company is a co-guarantor under certain long-term debt obligations of TE, an affiliated entity. The Company and TE are affiliated through common ownership. In December 2006, TE issued $960.0 million of 9.625% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility comprised of a $1.53 billion senior secured term loan (“Loan”) and a $90.0 million senior secured revolving credit facility (“Revolver”), all of which are guaranteed jointly and severally by certain subsidiaries of TE, Columbia Properties Vicksburg LLC (“Vicksburg”), CP Laughlin Realty LLC (“Realty”), and the Company (collectively the “Affiliate Guarantor”).

As an Affiliate Guarantor under the Notes and Credit Facility, JMBS is subject to restrictive covenants imposing significant operating and financial restrictions on JMBS’ ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.
The denial of Tropicana Entertainment’s gaming license for the Atlantic City Casino by the New Jersey Casino Control Commission caused an immediate default under the Senior Credit Facility and the subsequent transfer of assets of the Atlantic City Casino to a Trustee caused a default under the Notes of which JMBS is an Affiliate Guarantor. TE was able to reach Forbearance Agreements with the lenders under both the Notes and the Senior Credit Facility which delayed acceleration of these debt obligations. However, on May 5, 2008, as described in Note 9, TE and the Company filed for bankruptcy. The filing for bankruptcy stayed these lenders from taking further action to accelerate the debt, however the Company still remains obligated for the eventual repayment of this debt as may be provided for in any plan of reorganization that is eventually approved by the Bankruptcy Court.
Although the Indenture and the credit documentation governing the Credit Facility limit the ability of JMBS to make distributions, JMBS is permitted to make distributions to its owners to allow them to pay income taxes on their allocated income from JMBS’ operations. JMBS intends to make these permitted tax distributions to its owners in the future to the extent permitted under the Indenture and the credit documentation governing the Credit Facility, subject to Bankruptcy Court approval.
8.  SELF INSURANCE AND RELATED PARTY TRANSACTIONS
The Company is self insured for general liability and workers compensation claims up to $1.0 million per occurrence. The Company has recorded a liability for estimated claims within this retention level of $393,000 and $192,000 as of December 31, 2007 and 2006, respectively.
Columbia Sussex Corporation, (“CSC”) provides various administrative and accounting services to the Company under an administrative services agreement. CSC charged the Company $125,000 for these management services in 2007, compared to $120,000 during 2006 and 2005. As of December 31, 2007 and 2006, the Company owed CSC $182,000 and $16,000 respectively.
The Company shares the cost of operating shuttle buses that services the Company’s casino, another casino and various food and beverage establishments in downtown Greenville with Greenville Riverboat, LLC (“GR”), which is a subsidiary of TE. GR owns the other casino. The Company’s share of these costs, exclusive of the cost of the buses, was $72,000, $94,000 and $72,000 in 2007, 2006 and 2005 respectively. GR owed the Company $156,000 and $113,000 at December 31, 2007 and 2006 respectively.
TE borrowed $5.0 million from JMBS Casino in 2007. The proceeds of these loans were used by TE to help fund principal and interest payments under the Senior Credit Facility and interest payments under the Notes. The loans, which are expressly subordinated in right of payment to the Senior Credit Facility and the Notes, accrue interest at the rate of 12.0% per annum and mature on January 1, 2015. No interest payments are required to be made under the loans until they mature. Due to the bankruptcy filing of Tropicana Entertainment, the ability to collect under this loan is uncertain, the associated principal has been fully reserved and the accrued interest ($245,000) has been reserved.
9.  LEASE COMMITMENTS
Rent expense charged to operations amounted to $2.3 million, $2.0 million and $1.4 million for 2007, 2006 and 2005, respectively. The Company has various short-term operating equipment leases, storage space lease, vehicle parking lot leases, and three land leases relative to land used in connection with its riverboat gaming operation for docking, entry, and parking facilities. One land lease is for dockage rights for the Casino and expires in 2010. The agreement provides for monthly rental payments of $35,000. Another land lease is for dockage rights and riverfront property for the Company’s second barge. This lease expires in 2040. The agreement provides for monthly rental payments of $63,000. An additional lease for docking and entry expires in 2013 and provides for monthly lease payments of $1,000.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows:

(in thousands)
2008	$1,182
2009	1,182
2010	1,182
2011	762
2012	762
10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006:

(In thousands)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	March 31	June 30	Sept 31	Dec 31	Annual
2007
Revenues	$7,998	$6,467	$5,004	$7,109	$26,578
Income (loss) from operations	3,124	2,075	720	(2,414)	3,505
Income (loss) from continuing operations	3,150	2,104	734	(2,483)	3,505
Net income (loss)	$3,150	$2,104	$734	$(2,483)	$3,505

2006
Revenues	$8,024	$6,370	$6,406	$6,817	$27,617
Income from operations	3,397	1,913	1,283	1,934	8,527
Income from continuing operations	3,307	1,825	1,162	1,887	8,181
Net income	$3,307	$1,825	$1,162	$1,843	$8,137
In the fourth quarter of 2007, the Company chose to expense $5,000 to establish a full reserve related to its loan to TE; the Company also reversed $81,000 of interest income that has been recorded in previous quarters of 2007 related to the loan.
11.  SUBSEQUENT EVENTS
Proceedings Under Chapter 11 of the Bankruptcy Code
On May 5, 2008, Tropicana Entertainment, LLC (“TE”), Tropicana Entertainment Intermediate Holdings, LLC, JMBS Casino, LLC, Columbia Properties Vicksburg, LLC, CP Laughlin Realty, LLC , and certain of Tropicana Entertainment’s subsidiaries (collectively, the “Debtors”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) (Lead Case No. 08-10856) (collectively, the “Chapter 11 Cases”). The following discussion provides general background information regarding the Chapter 11 Cases, but is not intended to be a comprehensive summary. For additional information regarding the effect of these Chapter 11 Cases on the Debtors, readers of this report should refer to the Bankruptcy Code. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Under the Bankruptcy Code, actions to collect prepetition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders and approved by the Bankruptcy Court.
On May 6, 2008, TE received approval from the Bankruptcy Court of its “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, TE received approval to continue wage and salary payments and other benefits to employees; to continue to honor customer programs as well as certain related prepetition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Company will continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.
Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before unsecured creditors and holders of the Company’s common stock are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization.

Schedule II—Valuation and Qualifying Accounts
SCHEDULE II
TROPICANA ENTERTAINMENT, LLC.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005 (in thousands):

	Balance At Beginning of	Deductions From	Balance At End of
	Period	Reserves	Period
Allowance for Possible Losses — Doubtful Accounts:
December 31, 2007	$1,656	$160	$1,496

December 31, 2006	$2,572	$916	$1,656

December 31, 2005	$2,612	$40	$2,572

Valuation Allowance against Deferred Tax Assets:
December 31, 2007	$490	$85	$405

December 31, 2006	$524	$34	$490

December 31, 2005	$593	$69	$524